Form 10-Q
period 1996-06-30
BIGMAR INC
filed 1996-08-14
CIK 1012466

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                         Commission file number 1-14416


                                  BIGMAR, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                                             31-1445779
(State or other jurisdiction of                                   (IRS Employer
incorporation or organization)                               Identification No.)

6660 Doubletree Avenue, Columbus, Ohio                             43229
(Address of principal executive offices)                           (Zip code)

                                 (614) 848-8380
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and 2) has been subject to such filing
requirements for the past 90 days.   YES        NO  X  .
                                        -----     -----

As of August 12, 1996, 3,985,000 shares of common stock of Bigmar, Inc. were outstanding.

                          BIGMAR INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                 Page no.

Part I            FINANCIAL INFORMATION:

Item 1.           Financial Statements

                  Consolidated Balance Sheets as of June 30, 1996
                   (Unaudited) and December 31, 1995................................................3

                  Consolidated Condensed Statements of Income for the quarters and six month periods ended June 30, 1996 and
                    1995 (Unaudited)................................................................4

                  Consolidated Condensed Statement of Cash Flows for the six
                    months ended June 30, 1996 and 1995 (Unaudited).................................5

                  Notes to Consolidated Financial Statements (Unaudited)............................6

Item 2.           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.............................................8

Part II           OTHER INFORMATION:

Item 4.           Other information................................................................13


Item 6.           Exhibits and reports on Form 8-K.................................................13

                  SIGNATURES.......................................................................14

                          BIGMAR INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                   30-Jun-96          31-Dec-95
                                                                  (unaudited)
                                                                  -----------        -----------
Current assets:
      Cash ................................................         9,128,763          1,425,603
      Accounts receivable, net of allowances of $51,948
        and $47,885 at December 31, 1995 and June 30,
        1996, respectively ................................         1,728,186          1,588,345
      Due from related party ..............................              --              170,648
      Inventory ...........................................         1,304,974          1,051,948
      Prepaid expenses and other current assets ...........           130,208            112,668
                                                                  -----------        -----------
               Total current assets .......................        12,292,131          4,349,212

Property, plant and equipment, at cost, less
  accumulated depreciation and amortization ...............        13,484,753         10,717,834
Deposits on equipment .....................................           920,007               --
Goodwill ..................................................           285,156            328,564
Deferred charges and other assets .........................           571,134             97,516
                                                                  -----------        -----------
               Total ......................................        27,553,181         15,493,126
                                                                  ===========        ===========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
      Current maturities of long term debt ................            85,277
      Notes Payable .......................................                            1,960,385
      Accounts Payable ....................................           979,528            826,532
      Accounts Payable-equipment ..........................           836,354               --
      Due to related parties ..............................         1,062,438               --
      Advances on reimbursable expenses ...................           750,000               --
      Accrued expenses and other current liablities .......           630,148            357,834
                                                                  -----------        -----------
               Total current liabilities ..................         4,343,745          3,144,751

Long term debt ............................................         8,593,216          6,627,447
Related party loan ........................................         1,597,405          1,809,524
                                                                  -----------        -----------
               Total liabilities ..........................        14,534,367         11,581,722

Stockholders' equity
      Preferred Stock ($.001par value; 5,000,000 shares
        authorized; none issued)
      Common stock ($.001 par value; 15,000,000 shares
        authorized; 2,375,000 shares issued and outstanding
        December 31, 1995; 3,985,000 shares issued and
        outstanding June 30, 1996) ........................             3,985              2,375
      Additional paid-in capital ..........................        13,267,638          3,900,875
      Cummulative translation adjustment ..................          (316,632)             3,216
      Retained earnings ...................................            63,823              4,938
                                                                  -----------        -----------
               Total stockholders' equity .................        13,018,814          3,911,404

               Total ......................................        27,553,181         15,493,126
                                                                  ===========        ===========

      See accompanying notes to Consolidated Condensed Financial Statements

                          BIGMAR INC. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                         Second Quarter Ending June 30
                                  (Unaudited)


                                                  Second Quarter                        Six Months
                                          ----------------------------        ----------------------------

                                             1996              1995              1996              1995
                                          ----------        ----------        ----------        ----------
Net Sales                                  1,940,062           591,239         3,838,064         1,776,949

Cost of Sales                              1,212,094           350,755         2,363,193         1,410,710

                                          ----------        ----------        ----------        ----------
Gross Profit                                 727,968           240,484         1,474,871           366,239

Operating Expenses:
  Research & Development                      97,291              --             185,685              --
  Selling, General & Administrative          510,321            36,597         1,033,689            58,049
                                          ----------        ----------        ----------        ----------
Total Operating Expenses                     607,612            36,597         1,219,374            58,049


                                          ----------        ----------        ----------        ----------
Operating Income                             120,356           203,887           255,497           308,190


Interest Income (Expense)                   (112,983)           (9,673)         (196,443)             (505)

Other Income (Expenses)                           22              --                  22              --

                                          ----------        ----------        ----------        ----------
Income Before Taxes                            7,395           194,214            59,076           307,685

Taxes                                            191            39,118               191            61,818

                                          ----------        ----------        ----------        ----------
Net Income                                     7,204           155,096            58,885           245,867
                                          ==========        ==========        ==========        ==========

Earnings per share:
   Primary                                      --          $     0.39        $     0.02        $     0.61
                                          ----------        ----------        ----------        ----------
   Fully dilluted                               --          $     0.39        $     0.02        $     0.61
                                          ----------        ----------        ----------        ----------

Average number of common
    shares outstanding
         Primary                           2,585,000           400,188         2,481,154           400,188
                                          ----------        ----------        ----------        ----------
         Fully dilluted                    2,585,000           400,188         2,481,154           400,188
                                          ----------        ----------        ----------        ----------

                          BIGMAR INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         Six Month Period Ending June 30
                                   (Unaudited)

                                                                                 1996               1995
                                                                            -----------        -----------
Cash flows from operating activities:
   Net Income .......................................................            58,886            245,868
   Adjustments to reconcile net income to
    net cash provided by operating activities:
         Depreciation and amortization ..............................           115,106               --
         Change in operating assets & liabilities:
          (Increase)/decrease in Accounts Receivable ................          (109,119)           287,856
          (Increase)/decrease in inventory ..........................          (342,686)             2,231
          (Increase)/decrease in other current assets ...............            74,211             (7,435)
          Increase/(decrease) in Accounts Payable ...................         1,020,503           (316,729)
          Increase/(decrease) in accruals & other current liabilities           306,597             31,146
                                                                            -----------        -----------
              Net cash provided by operations .......................         1,123,498            242,937
                                                                            -----------        -----------

Cash flows from investing activities:
  Purchase of property, plant & equipment ...........................        (2,732,724)        (1,162,241)
  Deposits on equipment .............................................          (940,268)              --
  Increase in other assets ..........................................          (495,886)              --
                                                                            -----------        -----------
              Net cash (used in) investing activities ...............        (4,168,878)        (1,162,241)
                                                                            -----------        -----------

Cash flows from financing activities:
  Short term borrowing ..............................................          (975,361)              --
  Net proceeds from issuance of equity securities ...................         9,371,146               --
  Long term borrowing ...............................................         2,510,907          1,782,255
                                                                            -----------        -----------
              Net cash provided by financing activities .............        10,906,692          1,782,255
                                                                            -----------        -----------

Effect of exchange rate changes on cash .............................          (158,152)            39,618
                                                                            -----------        -----------

Net increase/(decrease) in cash .....................................         7,703,160            902,569

Cash - beginning of period ..........................................         1,425,603            117,475
                                                                            -----------        -----------

Cash - end of period ................................................         9,128,763          1,020,044
                                                                            ===========        ===========

Supplemental disclosure of cash flow information:
         Cash paid during the period for
              Interest ..............................................           284,074            215,582
              Income and related taxes ..............................             9,318                263
         Equipment purchases included in accounts payable ...........           836,354               --

                          BIGMAR INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

Bigmar, Inc. ("Bigmar") is a Delaware corporation which owns 100% of the capital stock of two Swiss corporations (Bioren SA (Bioren) and Bigmar Pharmaceuticals SA (Bigmar Pharmaceuticals)) and 100% of the stock of a Delaware corporation (Bigmar Therapeutics, Inc.).

In the opinion of management, the accompanying unaudited consolidated condensed financial statements include all adjustments (consisting of normal recurring accruals or adjustments only) necessary to present fairly the financial position at June 30, 1996, and the results of operations and the cash flows for all periods presented. The results of operations for the interim period periods are not necessarily indicative of the results to be obtained for the entire year.

For a summary of significant accounting policies (which have not changed from December 31, 1995) and additional financial information, see Bigmar's prospectus dated June 19, 1996, including the consolidated financial statements and notes thereto which should be read in conjunction with these financial statements.

2.  PUBLIC OFFERING

On June 25, 1996, Bigmar completed a public offering of 1,610,000 shares, inclusive of the over-allotment option for 210,000 shares, of Common Stock at $7.50 per share. The net proceeds from this offering, after deducting all associated offering costs, aggregated approximately $9.4 million. Approximately $1.8 million of the proceeds was used to repay a short term loan. The remaining net proceeds are designated to be used for the acquisition, testing and manufacturing of oncological and biotechnological products and for general corporate purposes, including working capital.

3.  PRO-FORMA

The following unaudited pro forma consolidated income statement data presents the consolidated results of operations of Bigmar and subsidiaries for the quarter and six months ended June 30, 1995 as if the acquisition of Bioren had occurred at the beginning of the periods presented:

         Periods ended June 30, 1995                     Quarter      Six months
         -----------------------------------------------------------------------
         Net Sales                                       $1,944,000   $4,706,000
         Net Income                                      $  263,000   $  365,000

The above pro forma information does not purport to be indicative of what would have occurred had the acquisition been made as of such date or of the results which may occur in the future.

                          BIGMAR INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Bigmar, Inc. and Subsidiaries ("The Company") is engaged in the marketing of oncology products and the manufacturing and marketing of intravenous infusion solutions in Europe. Bigmar has distribution rights to over twenty generic oncological products and has established a network of companies within Europe and in the United States to market its products. The Company received approval to market in Switzerland several oncological products and expects to begin marketing them this year. The company also has exclusive rights to two proprietary products which are expected to obtain German regulatory approval, one by late 1996 and the second by late 1997. The Company is currently involved in the validation process of the new state-of-the-art facility in Switzerland. Production is anticipated to commence by the end of this year.

Bigmar was incorporated in Delaware in September 1995 and has three wholly-owned subsidiaries: Bigmar Pharmaceuticals, a Swiss corporation formed in January 1992; Bigmar Therapeutics, Inc., a Delaware corporation formed in September 1995; and, Bioren, a Swiss corporation formed in July 1986.

Financial results for the second quarter and six month period through June 30, 1995 are reflective of Bigmar SA only. Bioren SA had not yet been acquired and Bigmar Inc. and Bigmar Therapeutics had not yet been incorporated and essentially had no activities. The financial statements to be prepared for the third quarter will reflect the results of operation for the third quarter of 1995 of these entities.

RESULTS OF OPERATIONS

Second quarter 1996 net sales amounted to $1,940,062, representing an increase of $1,348,823 over second quarter 1995 net sales of $591,239. This increase is mainly due to the inclusion of Bioren net sales ($1,377,223) in this year's results and not in last year's. Reported net sales in the quarter were adversely affected by an 8% fluctuation in the exchange rate between the US dollar and the Swiss Franc.

Net sales for the six month period through June 30, 1996 were $3,838,064, an increase of $2,061,115 over net sales through June 30 last year of $1,776,949. As in the second quarter comparison, the increase reflects the inclusion of Bioren net sales ($2,902,894) in this year's results. Excluding Bioren from this year's results, the change in net sales would have been a decline of $841,779. This reflects the sale of prostate material during the first quarter of 1995 of which none have been generated yet this year as well as a 4% adverse change in exchange rates between the US dollar and the Swiss franc.

Gross profit for the quarter was $727,968, an increase of $487,484 over gross profit of $240,484 for the same quarter last year. This increase primarily reflects the effect of higher net sales offset by unfavorable exchange conversion. Gross profit margin as a percentage of net sales for the second quarter 1996 was 37.5%, a slight decline from second quarter 1995 margin of 40.7%. The decline primarily reflects the inclusion of the Bioren sales (lower margin) in this year's results.

Gross profit for the first six months ended June 30, 1996 amounted to $1,474,871, an increase of $1,108,632 over the Company's gross profit for the same period last year of $366,239. This increase was a result of both higher net sales and a significant improvement in margin due to favorable product mix. The six-month gross margin through June 30, 1996 amounted to 38.4% compared to the six-month margin for the same period a year ago of 20.6%. Last year's margin was affected by the sale of a relatively large amount of prostate material in the first quarter at a very low margin. Through June 30, 1996, the Company has not sold any prostate material. Should sales of this product develop later this year, the Company's overall margin will be negatively affected.

Research and development expenses in 1996 totaled $97,291 and $185,685 for the second quarter and the six month period, respectively. Last year, the Company did not incur any research and development expenses. A substantial portion of total research and development activities during the quarter as well as during the first six months of this year was directed at facility validation and oncology product development.

Selling, general and administrative expenses ("SG&A") increased by $473,724 to $510,321 for the second quarter this year as compared to $36,597 for the second quarter a year ago. This increase represents the inclusion this year of expenses incurred by both Bioren and Bigmar, Inc.. SG&A expenses for the six-month period this year were $1,033,689, an increase of $975,640 over last year's $58,049. As in the quarter, the increase in SG&A expenses year-to-year represent the inclusion of Bioren and Bigmar, Inc. operations in 1996.

SG&A as a percent of sales for the second quarter increased to 26.3% from last year's level of 6.2%, reflecting the inclusion of Bioren and Bigmar, Inc. expenses in this year's results. Similarly, SG&A as a percent of sales for the six-month period rose to 26.9% from 3.3% last year.

Income from operations for the quarter was $120,356. This is a decrease of $83,531 from the $203,887 operating income recorded for same period a year ago. Operating income for the six-month period through June was $255,497, a decrease of $52,693 from last year's income of $308,190. The decline in operating income year-to-year for the quarter and the six-month period through June is mainly attributable to the inclusion in this year's results of Bioren which, unlike Bigmar SA, had an ongoing research and development program and a proportionately larger SG&A base.

Net interest expense in the second quarter amounted to $112,983, an increase of $103,310 from the same period a year ago of $9,673. Year-to-date June 30, 1996 net interest expense totaled $196,443, an increase of $195,938 from the year-to-date June 30, 1995 amount of $505. These increases reflect the assumption of debt related to: the Bioren acquisition; the purchase of production equipment; and, a portion of the construction of the manufacturing facility in Switzerland. Most of the interest expense related to the manufacturing facility is being capitalized as a cost of the facility. Such expenses approximated $113,000 for the six-month period through June 30, 1995 and $150,000 for the six month period through June 30, 1996.

Net income for the quarter and the six-month period through June 30, 1996 was $7,204 and $58,885, respectively. This represents declines of $147,892 and $186,982, respectively compared to last year's net income of $155,096 and $245,867 for the quarter and six-month period, respectively. The decline in net income for both periods primarily reflect higher operating expenses and higher interest expenses associated with the acquisition of Bioren.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996, the Company's working capital approximated $7.9 million, reflecting an increase of $6.7 million from working capital of $1.2 million at December 31, 1995. This increase is primarily a result of the completion in June 1996 of a public offering whereby the Company received, after deducting all related offering expenses, approximately $9.4 million in net proceeds.

Subsequent to December 31, 1995 but prior to the public offering, the Company assumed additional liabilities relating primarily to the acquisition and installation of production equipment. These additional liabilities partially offset the increase in working capital generated by the public offering .

Capital spending on property, plant and equipment during the six -month period ended June 30, 1996 approximated $3.7 million. $3.1 million relates to the construction and equipping of the manufacturing facility for which approximately $800 thousand has been accrued as payable to equipment vendors.

At June 30, 1996, the Company had approximately $7.0 million in bank loans. These monies were used to partially fund the acquisition of Bioren and to acquire, construct and equip the manufacturing facility. Of this debt, approximately $200 thousand is short term and $6.8 million is long term. The long term debt has various maturities and repayment schedules. No payments are due within the next twelve months. The interest rate cannot exceed 6.5% per annum through December 31, 1998 for three facilities aggregating $3.8 million and cannot exceed 6.5% per annum through May 16, 1999 for one facility of $3.0 million.

On June 30, 1996 the Company had approximately $1.6 million due to the former owner of Bioren, collateralized by a second mortgage on the Bioren building. The interest rate is based on industrial mortgage rates. Repayment of the loan is in installments of $400 thousand in 1997, $400 thousand in 1998 and $800 thousand in 1999.

The Company also has certain payables and loans due to related parties totaling approximately $2.7 million. Of this amount, $2.4 million represents two loans, one of which is short term in nature ($800 thousand) and the remaining is long term, with semi-annual payments commencing in June 1997 of approximately $85,000.

Stockholders' equity at June 30, 1996 amounted to $13 million, a $9.1 million increase from stockholders' equity at December 31, 1995. This increase reflects the infusion of net proceeds from the public offering offset by adjustments to

Swiss franc denominated assets resulting from fluctuations in exchange rates between the Swiss franc and the U.S. dollar.

The Company anticipates that the net proceeds from the public offering, together with cash flow from operations, should be sufficient to fund the Company's operations for the next twelve months.

The Company believes that it has the product offerings, facilities, personnel, and competitive and financial resources for continued business success, However, the Company's future results of operations and other forward looking statements contained in this document involve a number of risks and uncertainties.

                          BIGMAR INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION

ITEM 4. In April 1996, the stockholders of Bigmar, Inc., acting by unanimous written consent in lieu of a meeting, voted to (I) file a restated and amended certificate of incorporation with the Secretary of State of Delaware, which among other things provided for a 2.105263-for-1 reverse stock split of the outstanding shares of Bigmar, Inc., and (ii) approve the 1996 Stock Option Plan of Bigmar, Inc. which provides for the grant of options to purchase up to 300,000 shares of Bigmar's Common Stock upon approval of the board of directors, as provided for therein.

         In June 1996, the stockholders of Bigmar, Inc., acting by unanimous written consent in lieu of a meeting, voted to approve the Director Option Plan of Bigmar, which provides for the grant of options to purchase up to 50,000 shares of Bigmar's Common Stock as provided therein.

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)      27.1 Financial Data Schedule

         (b)      Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the quarter ended June 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 BIGMAR, INC.
                                 ------------
                                 Registrant



                                 /s/Gerald T. Sweeney
                                 --------------------
Date:  August 13, 1996           Gerald T. Sweeney, Chief Financial Officer
                                 and Vice President-Finance
                                 (Principal Financial and Accounting Officer and
                                 duly authorized officer)