Form 10-Q
period 1996-09-30
BIGMAR INC
filed 1996-11-14
CIK 1012466

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                         Commission file number 1-14416

                                  BIGMAR, INC.
                                  ------------
             (Exact name of registrant as specified in its charter)

         Delaware                                             31-1445779
         --------                                             ----------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                             Identification No.)

6660 Doubletree Avenue, Columbus, Ohio                           43229
--------------------------------------                           -----
(Address of principal executive offices)                       (Zip code)

                                 (614) 848-8380
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and 2) has been subject to such filing requirements for the past 90 days. YES X NO__.

As of November 12, 1996, 3,985,000 shares of common stock of Bigmar, Inc. were outstanding.

                          BIGMAR INC. AND SUBSIDIARIES

                                      INDEX

                                                                                         Page no.
Part I            FINANCIAL INFORMATION:

Item 1.           Financial Statements

                  Consolidated Balance Sheets as of September 30, 1996
                          (Unaudited) and December 31, 1995..................................3

                  Consolidated Condensed Statements of Income for the three and nine month periods ended September 30, 1996 and
                          1995 (Unaudited)...................................................4

                  Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 1996 and 1995 (Unaudited)...............5

                  Notes to Consolidated Financial Statements (Unaudited).....................6

Item 2.           Management's Discussion and Analysis of Financial
                          Condition and Results of Operations................................8

Part II           OTHER INFORMATION:

Item 6.           Exhibits and reports on Form 8-K..........................................13

                  SIGNATURES................................................................14

                          BIGMAR INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                              September 30       December 31
                                                                                  1996               1995
                                                                              ------------       -----------
ASSETS                                                                        (unaudited)
Current assets:
          Cash.........................................................       $  6,103,356       $ 1,425,603
          Accounts receivable, net of allowances of $47,847
            and $47,885 at December 31, 1995 and September 30,
            1996, respectively .........................................         1,324,366         1,588,345
          Due from related party .......................................           162,037           170,648
          Inventory ....................................................         1,021,451         1,051,948
          Prepaid expenses and other current assets ....................           397,291           112,668
                                                                              ------------       -----------
                          Total current assets .........................         9,008,501         4,349,212

Property, plant and equipment, at cost, less
  accumulated depreciation and amortization ............................        15,290,549        10,717,834
Goodwill ...............................................................           276,081           328,564
Deferred charges and other assets ......................................         1,032,912            97,516
                                                                              ------------       -----------
                          Total........................................       $ 25,608,043       $15,493,126
                                                                              ============       ===========
LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities:
          Notes Payable ................................................      $    863,577       $ 1,960,385
          Accounts Payable .............................................           183,993           826,532
          Accounts Payable-equipment ...................................           582,513                 -
          Due to related parties .......................................           668,580                 -
          Advances on reimbursable expenses ............................           750,000                 -
          Accrued expenses and other current liabilities ...............           466,470           357,834
                                                                              ------------       -----------
                          Total current liabilities ....................         3,515,133         3,144,751

Long term debt .........................................................        10,008,812         6,627,447
Related party loan .....................................................                 -         1,809,524
                                                                              ------------       -----------
                          Total liabilities ............................        13,523,945        11,581,722

Stockholders' equity
          Preferred Stock ($.001 par value; 5,000,000 shares
            authorized; none issued)
          Common stock ($.001 par value; 15,000,000 shares
            authorized; 2,375,000 shares issued and outstanding
            December 31, 1995; 3,985,000 shares issued and
            outstanding September 30, 1996) ............................             3,985             2,375
          Additional paid-in capital ...................................        13,253,262         3,900,875
          Cumulative translation adjustment ............................          (290,240)            3,216
          Retained earnings ............................................          (882,909)            4,938
                                                                              ------------       -----------
                          Total stockholders' equity ...................        12,084,098         3,911,404

                          Total........................................       $ 25,608,043       $15,493,126
                                                                              ============       ===========


           See accompanying notes to Consolidated Financial Statements

                          BIGMAR INC. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                               Three month period                 Nine month period
                                               ended September 30                 ended September 30
                                         ----------------------------        -----------------------------
                                             1996             1995              1996               1995
                                         -----------       -----------       -----------       -----------
Net Sales                                $ 1,743,824       $ 1,654,071       $ 5,581,888       $ 3,431,020

Cost of Sales                              1,377,342         1,142,176         3,740,535         2,552,886

                                         -----------       -----------       -----------       -----------
Gross Profit                                 366,482           511,895         1,841,353           878,134

Operating Expenses:
  Research & Development                     583,402           118,308           769,087           118,308
  Selling, General & Administrative          665,272           522,460         1,698,961           580,509
                                         -----------       -----------       -----------       -----------
Total Operating Expenses                   1,248,674           640,768         2,468,048           698,817

                                         -----------       -----------       -----------       -----------
Operating Income/(Loss)                     (882,192)         (128,873)         (626,695)          179,317

Interest Income (Expense)                    (70,752)          (83,591)         (267,195)          (84,096)

Other Income (Expenses)                        6,604              (318)            6,626              (318)
                                         -----------       -----------       -----------       -----------
Income/(Loss) Before Taxes                  (946,340)         (212,782)         (887,264)           94,903

Provision for taxes                              392           (25,759)              583            36,059

                                         -----------       -----------       -----------       -----------
Net Income/(Loss)                        $  (946,732)      $  (187,023)      $  (887,847)      $    58,844
                                         ===========       ===========       ===========       ===========
Earnings/(Loss) per share:               $     (0.24)      $     (0.09)      $     (0.30)      $      0.06
                                         -----------       -----------       -----------       -----------
Average number of shares of
   common stock outstanding:               3,985,000         2,143,231         2,988,333           987,587
                                         -----------       -----------       -----------       -----------

           See accompanying notes to Consolidated Financial Statements

                          BIGMAR INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         Nine month period ended September 30
                                                                         ------------------------------------
                                                                               1996                 1995
                                                                         ----------------     ---------------
Cash flows from operating activities:
   Net income/(loss) .................................................      $   (887,847)      $    58,844
   Adjustments to reconcile net income/(loss) to
    net cash provided by operating activities:
          Depreciation and amortization ..............................           184,986            67,097
          Change in operating assets & liabilities:
          Decrease in Accounts Receivable ............................            37,185           165,451
           (Increase)/decrease in inventory ..........................           (53,971)          116,614
           (Increase)/decrease in other assets .......................          (211,905)          225,417
           Increase in Accounts and Other Payable ....................            92,842           302,505
           Increase in accruals & other current liabilities ..........           887,406            45,386
                                                                            ------------       -----------
                 Net cash provided by operating activities ...........            48,696           981,314
                                                                            ------------       -----------
Cash flows from investing activities:
  Purchase of property, plant & equipment ............................        (5,122,063)       (2,362,976)
  Purchase of Bioren SA (net of cash required) .......................                          (4,906,110)
  Increase in other assets ...........................................          (956,261)           29,314
                                                                            ------------       -----------
                 Net cash (used in) investing activities .............        (6,078,324)       (7,239,772)
                                                                            ------------       -----------
Cash flows from financing activities:
  Short term borrowing proceeds/(repayment) ..........................        (1,016,641)           19,951
  Net proceeds from issuance of equity securities ....................         9,363,997         3,813,160
  Long term borrowing ................................................         2,342,812         4,134,017
                                                                            ------------       -----------
                 Net cash provided by financing activities ...........        10,690,168         7,967,128
                                                                            ------------       -----------
Effect of exchange rate changes on cash ..............................            17,213            76,768
                                                                            ------------       -----------
Net increase in cash .................................................         4,677,753         1,785,438

Cash - beginning of period ...........................................         1,425,603           117,475
                                                                            ------------       -----------

Cash - end of period .................................................      $  6,103,356       $ 1,902,913
                                                                            ============       ===========
Supplemental disclosure of cash flow information:
          Cash paid during the period for
                 Interest ............................................      $    338,225       $   305,100
                 Income and related taxes ............................      $      9,905       $       522

          Equipment purchases included in accounts payable ...........      $    582,513                 -

           See accompanying notes to Consolidated Financial Statements

                          BIGMAR INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

Bigmar, Inc. ("Bigmar") is a Delaware corporation which owns 100% of the capital stock of two Swiss corporations (Bioren SA ("Bioren") and Bigmar Pharmaceuticals SA ("Bigmar Pharmaceuticals")) and 100% of the stock of a Delaware corporation, Bigmar Therapeutics, Inc.

In the opinion of management, the accompanying unaudited consolidated condensed financial statements include all adjustments (consisting of normal recurring accruals or adjustments only) necessary to present fairly the financial position at September 30, 1996, and the results of operations and the cash flows for all periods presented. The results of operations for the interim period are not necessarily indicative of the results to be obtained for the entire year.

For a summary of significant accounting policies (which have not changed from December 31, 1995) and additional financial information, see Bigmar's prospectus dated June 19, 1996, including the consolidated financial statements and notes thereto which should be read in conjunction with these financial statements.

2.  PUBLIC OFFERING

On June 25, 1996, Bigmar completed a public offering of 1,610,000 shares, inclusive of the over-allotment option for 210,000 shares, of Common Stock at $7.50 per share. The net proceeds from this offering, after deducting all associated offering costs, aggregated approximately $9.4 million. Approximately $1.9 million of the proceeds was used to repay a short term loan. The remaining net proceeds are being used for the acquisition, testing and manufacturing of oncological and biotechnological products and for general corporate purposes, including working capital.

3.  PRO-FORMA

The following unaudited pro forma consolidated income statement data presents the consolidated results of operations of Bigmar and subsidiaries for the nine month period ended September 30, 1995 as if the acquisition of Bioren had occurred at the beginning of the period.

                  Net Sales                 $ 6,360,000
                  Net Income                $   142,000

The above pro forma information does not purport to be indicative of what would have occurred had the acquisition been made as of such date or of the results which may occur in the future.

                          BIGMAR INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Bigmar, Inc. and Subsidiaries (the "Company") is engaged in the marketing of oncology products and the manufacturing and marketing of intravenous infusion solutions in Europe. Bigmar has distribution rights to over twenty generic oncological products and has established a network of companies within Europe and in the United States to market its products. The Company received approval to market in Switzerland several oncological products and expects to begin marketing them this year. The Company also has exclusive rights to two proprietary products which are expected to obtain German regulatory approval, one by late 1996 and the second by late 1997. The Company is currently involved in the validation process of the new state-of-the-art facility in Switzerland. Production is anticipated to commence by the end of this year.

Bigmar was incorporated in Delaware in September 1995 and has three wholly-owned subsidiaries: Bigmar Pharmaceuticals, a Swiss corporation formed in January 1992; Bigmar Therapeutics, Inc., a Delaware corporation formed in September 1995; and, Bioren, a Swiss corporation formed in July 1986.

Financial results for the nine-month period through September 30, 1995 do not include the first six months of operations of Bioren, as it had not yet been acquired by the Company. Further, Bigmar Inc. and Bigmar Therapeutics, Inc. were incorporated in September 1995 and essentially had no activity prior to that time.

RESULTS OF OPERATIONS
---------------------

Net sales for the three month period ended September 30, 1996 amounted to $1,743,824, representing an increase of $89,753 or 5.4% over net sales of $1,654,071 for the comparable period in 1995. This increase is a result of slightly higher IV infusion product sales and higher sales of oncology raw materials. Net sales in the quarter were adversely affected by a fluctuation of approximately 5% in the exchange rate between the US dollar and the Swiss franc.

Net sales for the nine month period ended September 30, 1996 were $5,581,888, an increase of $2,150,868 or 62.7% over net sales for the comparable period in 1995 of $3,431,020. This increase reflects the inclusion of Bioren net sales for the nine month period ended September 30, 1996 as compared to the inclusion of only third quarter sales in 1995 as Bioren had not yet been acquired. Excluding Bioren's first six months sales from this year's results, the change in net sales for the nine month period through September 30 would have been a decline of $752,026. This primarily reflects the sale of prostate material during the first quarter of 1995 of which none have been recorded yet this year as well as an adverse change of approximately 3% in exchange rates between the US dollar and the Swiss franc.

Gross profit for the three month period ended September 30, 1996 was $366,482, a decrease of $145,413 from gross profit of $511,895 for the comparable period in 1995. Gross profit as a percentage of net sales for the quarter was 21.0%, a decline from the third quarter 1995 margin of 30.9%. The decline in both dollars and the gross profit margin primarily reflects competitive pricing tactics in the IV solution line and higher proportion of lower-margin raw material sales relative to finished product in the oncology business. The Company expects that the tight margins in the IV product line will continue but also anticipates that the Company's overall gross margin will improve once new products are added to the oncology line.

Gross profit for the nine month period ended September 30, 1996 amounted to $1,841,353, an increase of $963,219 over gross profit for the same period in 1995 of $878,134. This increase was a result of both higher net sales and an improvement in margin due to favorable product mix in the first six month period. The nine month gross margin through September 30, 1996 amounted to 33.0% compared to the nine month margin for the same period in 1995 of 25.6%. The nine month margin in 1995 was affected by the sale of a relatively large amount of prostate material in the first quarter at a relatively low margin. Through September 30, 1996, the Company has not sold any prostate material. Should sales of this product develop later this year, the Company's overall margin will be negatively affected.

Research and development ("R&D") expenses in 1996 totaled $583,402 and $769,087 for the three and nine month periods through September, respectively. In 1995, the Company incurred $118,308 of R&D expenses through September 30, all of which was incurred in the third quarter. A substantial portion of total R&D activities during the third quarter as well as during the first nine months of 1996 was directed at product development, formulation, clinical testing and product registration.

While the Company has capitalized certain expenditures related to the validation of the new manufacturing plant, expenditures related to individual products have been expensed as incurred. In view of the anticipated number of products scheduled for registration in the next several years, the Company anticipates that the level of R&D expenses will continue to be significant.

On October 28, 1996 the Company met with the IKS, the Swiss counterpart to the US's Food & Drug Administration ("FDA"), during which the IKS officials gave a positive initial assessment of the Company's new manufacturing facility in Switzerland. Official inspection is scheduled for early January 1997. Approval will allow the Company to commence selling product throughout Europe and a number of other countries in the Eastern Hemisphere. In regards to the manufacturing plant FDA validation, the first production batch is scheduled for December, with the initial ANDA (Abbreviated New Drug Application) submission scheduled for the first quarter of 1997. The company continues to receive purchase orders for oncology products from pharmaceutical distributors in anticipation of the IKS approval of the manufacturing facility.

Selling, general and administrative expenses ("SG&A") for the three month period through September 30, 1996 increased by $142,812 or 27.3% to $665,272 over the $522,460 recorded for same period in 1995. SG&A expenses for the nine month period through September 30,1996 were $1,698,961, an increase of $1,118,452 over those recorded for the comparable period in 1995 of $580,509. SG&A as a percent of sales for the third quarter increased to 38.2% from the comparable period in 1995 of 31.6%. SG&A as a percent of sales for the nine month period rose to 30.4% from 16.9% in 1995. The increase in SG&A expenses for the nine month period is largely a result of the fact that SG&A for the same period in 1995 does not include six months of Bioren expenses. Third quarter 1996 SG&A expenses reflect an increase in the number of employees and related expenses and expansion of activity in both the U.S. and in Switzerland. During the nine month period ended September 1996, the Company incurred approximately $170,000 in administrative and selling expenses, the services of which were provided by a related party. The Company is currently performing these services in house.

Loss from operations for the three month period ended September 30, 1996 totaled $882,192 compared to a loss of $128,873 for the comparable period in 1995. This increase in operating losses primarily reflects the decline in gross profits and higher R&D expenditures. For the nine month period through September, 1996 a loss from operations of $626,695 was recorded. This compares to operating income in 1995 of $179,317. In addition to the increase in R&D expenditures, this year's SG&A includes three quarters of Bioren SG&A while last year's SG&A includes just the third quarter.

Net interest expense for the three month period ended September 30, 1996 amounted to $70,753, a decline of $12,838 from the comparable period in 1995 of $83,591. Interest expense for the third quarter of 1996 was partially offset by interest income generated by investing the proceeds of the initial public offering which amounted to $78,126. Year-to-date net interest expense totaled $267,196, an increase of $183,100 from last year's expense of $84,096. These increases reflect the assumption of debt related to: the Bioren acquisition; the purchase of production equipment; and, construction of the manufacturing facility in Switzerland. A portion of the interest expense related to the manufacturing facility is being capitalized as a cost of the facility. Such expenses approximated $143,104 for the nine-month period through September 30, 1995 and $270,050 for the nine-month period through September 30, 1996.

Net losses for the three and nine month period through September 30, 1996 were $946,732 and $887,847, respectively. The third quarter net loss this year represents an increase of $759,709 from the third quarter 1995 net loss of $187,023. This increase primarily reflects the intensification of oncology product development and registration activities as well as staffing and related activities required to support the development of the oncology business. The nine month net loss in 1996 compares unfavorably to the nine month net income in 1995 of $58,844, reflecting higher operating expenses and higher interest expenses, the latter associated with the acquisition of Bioren and a portion of the manufacturing facility construction.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At September 30, 1996, the Company's working capital approximated $5.5 million, reflecting an increase of $4.3 million from working capital of $1.2 million at December 31, 1995. This increase is primarily a result of the completion in June, 1996 of a public offering through which the Company received, after deducting all related offering expenses, approximately $9.4 million in net proceeds.

Subsequent to December 31, 1995 but prior to the public offering, the Company assumed additional liabilities relating primarily to the acquisition and installation of production equipment. These additional liabilities partially offset the increase in working capital generated by the public offering.

Property, plant and equipment at September 30, 1996 totaled $15.3 million compared to $10.7 million at December 31, 1995. The major share of this $4.6 million increase relates to the construction and equipping of the oncology manufacturing facility in Switzerland.

At September 30, 1996, the Company had approximately $10.9 million outstanding in third party loans, $900 thousand of which being short term in nature. These monies were used to partially fund the acquisition of Bioren and to acquire, construct and equip the manufacturing facility. The long term portion has various maturities and repayment schedules. No payments on long term debt are due within the next twelve months.

Included in the $10.9 million is a $1.6 million loan due to the former owner of Bioren, collateralized by a third mortgage on the Bioren building. The interest rate is based on local Swiss industrial mortgage rates. Repayment of the loan is in installments of $400 thousand in 1997, $400 thousand in 1998 and $800 thousand in 1999. The Company also has certain payables due to related parties totaling approximately $700 thousand and other payables due to equipment suppliers totaling $600 thousand. Further, the Company has a contractual obligation with a marketing partner whereby the partner has remitted approximately $800 thousand to the Company in exchange for the Company's undertaking of certain actions (which have already commenced) needed to provide production capabilities for the partnership.

Stockholders' equity at September 30, 1996 amounted to $12.1 million, an $8.2 million increase from stockholders' equity at December 31, 1995. This increase reflects the infusion of net proceeds from the public offering offset by year-to-date losses and adjustments to Swiss franc-denominated assets resulting from fluctuations in the exchange rate between the Swiss franc and the U.S. dollar.

The Company anticipates that the net proceeds from the public offering, together with cash flow from operations, should be sufficient to fund the Company's operations for the next twelve months.

Certain statements under this caption "Management Discussion and Analysis of Financial Condition and Results of Operations" constitutes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding future cash requirements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: delays in product development; problems or delays in clinical testing; failure or delays in receiving regulatory approvals; lack of proprietary rights; or, change in business strategy or development plans.

                          BIGMAR INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)      27.1 Financial Data Schedule

         (b)      Reports on Form 8-K

                  The Company did not file any reports on Form 8-K during the quarter ended September 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             BIGMAR, INC.
                             ------------
                             Registrant

                             /s/Gerald T. Sweeney
                             ---------------------------------
Date:   November 12, 1996    Gerald T. Sweeney, Chief Financial Officer
                             and Vice President-Finance
                             (Principal Financial and Accounting Officer and
                                 duly authorized officer)