Form 10-K405
period 1996-12-31
BIGMAR INC
filed 1997-04-15
CIK 1012466

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-K

Mark One

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996.

                                       OR

           [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
           PERIOD FROM ________ TO _______________.

                           Commission File No. 1-14416

                             -----------------------

                                  BIGMAR, INC.
             (Exact name of registrant as specified in its charter)


               DELAWARE                                                     31-1445779
(State or other jurisdiction of incorporation or organization    (I.R.S. Employer Identification No.)

6660 DOUBLETREE AVENUE, COLUMBUS, OHIO                                      43229
   (Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code:  (614) 848-8380

        Securities Registered Pursuant to Section 12(b) of the Act:

                     Common Stock, par value $.001 per share
                              (Title of each class)

        Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.001 per share
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      YES X     NO
                                        -----     --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of Common Stock held by non-affiliates is $6,238,750 based on a closing sale price of $3.875 per share on April 11, 1997. As of April 11 , 1997, 3,985,000 shares of $.001 par value Common Stock were issued and outstanding.

                                  INTRODUCTION

        Bigmar, Inc. (the "Company") is currently engaged in manufacturing and marketing 16 types of intravenous infusion solutions ("IV Solutions") in Switzerland and marketing in Germany raw materials used to manufacture medications for the treatment of prostate enlargement ("Prostate Materials") and calcium leucovorin, a generic oncological product. Unless the context indicates otherwise, the term "Company" as used herein refers to the Company and its subsidiaries as a whole.

        In June 1996, the Company consummated an initial public offering (the "IPO") of 1,610,000 shares (including 210,000 shares for over-allotments granted to LT Lawrence & Co., Inc. (the "Representative")) of common stock, par value $.001 per share ("Common Stock") at an initial public offering price of $7.50, and issued to the Representative warrants to purchase 140,000 shares of Common Stock at an exercise price per share of $9.75. The Company realized approximately $9,400,000 from the proceeds of the IPO, after deductions of commissions and expenses related thereto.

        Certain statements in this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding future cash requirements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different form any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:  delays in  product  development;  problems  or  delays  in  clinical testing; failure or delays in receiving regulatory approvals; lack of proprietary rights; or change in business strategy or development plans.

                                     PART I

ITEM 1.  BUSINESS.

        The Company markets IV Solutions through its own sales force to health care providers and third-party payors. In addition, the Company has entered into contracts with Laevosan International AG ("Laevosan") and Merk, Sharp & Dohm ("MSD") for the distribution of IV Solutions in Switzerland. The Company markets Prostate Materials and calcium leucovorin to pharmaceutical companies. The Company does not intend to market its other products directly to the public.

        The Company has received provisional approval for the manufacturing in Switzerland of two generic oncological products, calcium leucovorin and methotrexate. The Company anticipates that all regulatory approvals for the sale of these products in Germany, Switzerland, Italy and Spain will be obtained during the second half of 1997. There can be no assurance, however, that such regulatory approvals will be obtained during these time periods, or that such approvals will ever be obtained. In addition the Company has received approval to market doxorubicin, methotrexate and calcium leucovorian in Germany.

        In the second half of 1996, Cerbios-Pharma SA ("Cerbios"), a wholly-owned subsidiary of Chemholding SA ("Chemholding"), a beneficial owner of approximately 25.4% of the Company's Common Stock, rendered invoices to the Company, in the amount of approximately $681,000 for expenses and fees to which Cerbios claimed to be entitled in connection with services it provided to the Company in 1996. In December 1996, Cerbios submitted a letter to the Company requesting reimbursement of approximately $1,118,000 to which Cerbios claimed to be entitled in connection with services it provided to the Company in 1995. In March 1997, Cerbios submitted a letter to a representative of the Company claiming that Cerbios was owed an additional $2,243,000 for various "services" and "values of lost contracts" (the foregoing, collectively, the "Claims").

        The Company maintains that no substantial services were provided in 1995 by Cerbios to the Company and that the amounts claimed for 1996 by Cerbios far exceeded the actual expenses incurred by Cerbios on behalf of the Company. Such actual expenses were accrued in the Company's 1996 quarterly financial
statements.   On  March  27,  1997,  the  Company   reached  a  settlement  (the
"Settlement") with Cerbios of the Claims for approximately $300,000 and in connection therewith Cerbios delivered to the Company a release.

        Pursuant to the Settlement, the Company and each of its wholly-owned subsidiaries, Bioren SA ("Bioren"), Bigmar Pharmaceuticals SA ("Bigmar Pharmaceuticals"), and Bigmar Therapeutics, Inc. ("Bigmar Therapeutics" and collectively, the "Company's Entities") and Cerbios, Chemholding, Sapec SA ("Sapec"), and Bioferment SA ("Bioferment" and collectively, the "Cerbios Entities") have mutually agreed to the cancellation of the following agreements; the Sapec Exclusive Distribution Agreement (the "Sapec Agreement"), the Bioferment Exclusive Distribution and Supply Agreement (the "Bioferment Agreement"), and the Bioferment License and Supply Agreement (the "Bioferment License Agreement"). In addition the Company has determined to terminate all relationships and transactions with the Cerbios Entities, including the purchases of raw materials for resale, which purchases aggregated approximately $501,000 and generated sales of approximately $833,000 in 1996.

        The Sapec Agreement provided for, among other things, the supply of Sodium Leucovorin "Sodium Leucovorin" and five generic oncological products. The Company has yet to identify another supplier for Sodium Leucovorin. The Company has identified alternative suppliers for the five generic oncological products and has already obtained two of the generic oncological products from other suppliers. The Company believes it can acquire the other three products from alternative suppliers. The Company has paid Sapec a one-time fee of $100,000 for the grant of the exclusive rights and licenses that were part of the Sapec Agreement. This fee has been forfeited and no refund will be granted. The Company believes the cancellation of the Sapec Agreement will not have a material adverse effect on its operations.

        The Bioferment Agreement provided exclusive worldwide rights to use, manufacture and market recombinant urokinase ("Urokinase"), a biotechnological product. The Company has not obtained another supplier for Urokinase. Pursuant to the Bioferment Agreement, the Company has paid Bioferment a fee of $100,000. This fee has been forfeited and no refund will be granted. The Company will attempt to locate an alternative supplier for Urokinase. However, there is no guarantee the Company will be successful in finding another supplier for Urokinase. The Company believes the cancellation of the Bioferment Agreement will not have a material adverse effect on its operations.

        The Bioferment License Agreement provided the license to use, manufacture and market a recombinant human growth hormone, a biotechnological product. The Company believes the cancellation of the Bioferment License Agreement will not have a material adverse effect on its operations.

        In November 1995, Bigmar Pharmaceuticals and AB Cernelle ("Cernelle"), a privately-held Swedish pharmaceutical company. entered into an agreement (the "Cernelle Agreement") pursuant to which Bigmar Pharmaceuticals obtained the exclusive worldwide distribution rights to approximately 20 generic oncological products including calcium leucovorin, methotrexate and mercaptopurine (the "Cernelle Products") manufactured by Cernelle. At the time the Company entered into the Cernelle Agreement, Cernelle was a wholly-owned subsidiary of Cerbios. In July 1996, Cernelle was sold to an unrelated third party. John G. Tramontana, the Company's Chairman of the Board, President and Chief Executive Officer, currently serves as a director of Cernelle.

        The Company has entered into exclusive arrangements with the following non-affiliated pharmaceutical companies to market certain generic oncological products, manufactured or licensed by the Company, in various territories: Medac GmbH ("Medac") in Germany and the United Kingdom; Boehringer Mannheim Italia Spa ("Boehringer") in Italy; Laevosan in Switzerland; Laboratories Vita SA ("Vita") in Spain; and Protyde Pharmaceuticals, Inc. ("Protyde") worldwide, except for certain major European countries. Medac, Boehringer, Laevosan and Vita are established pharmaceutical companies. Protyde is a development stage company.

HISTORY

        The Company was incorporated in Delaware in September 1995 and has three wholly-owned subsidiaries, Bigmar Pharmaceuticals, Bigmar Therapeutics and Bioren. Bigmar Pharmaceuticals is a Swiss corporation that was formed in January 1992 under the name BVI, SA. Bigmar Therapeutics is a Delaware corporation that was formed in September 1995 under the name Bioren, Inc. Bioren is a Swiss corporation that was formed in July 1986.

        In June 1995, all of the outstanding capital stock of Bioren was purchased by Bigmar Pharmaceuticals (the "Bioren Acquisition"), for an aggregate purchase price of approximately $9.4 million, consisting of approximately $5.2 million in cash and the assumption of certain of Bioren's liabilities in the aggregate principal amount of $4.2 million. In addition, in connection with the Bioren Acquisition, Bigmar Pharmaceuticals became a guarantor on a bank loan to Bioren in the principal amount of $2.6 million, which was collateralized by a facility used by Bioren (the "Bioren Facility"), and provided a guarantee on a second mortgage in the aggregate principal amount of approximately $1.7 million on the Bioren Facility. In addition, simultaneous with the Bioren Acquisition, in June 1995, Bigmar Pharmaceuticals sold one-half of its equity interest in Bioren to certain Bigmar Pharmaceuticals' stockholders ("Bioren Holders") for approximately $2.6 million. This sale included 500 shares (10% of Bioren's outstanding stock) to John G. Tramontana, the Company's Chairman of the Board, President and Chief Executive Officer, for approximately $500,000.

        In September 1995, the Company sold an aggregate of 2,375,000 shares of Common Stock to stockholders existing prior to the IPO and on April 8, 1996 such existing stockholders contributed 99% of these shares of Common Stock to the Company (the "Contribution"). On April 9, 1996, the Bioren Holders exchanged their capital stock in Bioren (representing 50% of the outstanding Bioren capital stock) for 350,312 shares of the Common Stock of the Company with an approximate fair market value (based on the initial public offering price of $7.50 per share) of $2,627,340 and the stockholders of Bigmar Pharmaceuticals exchanged all of the capital stock of Bigmar Pharmaceuticals for 2,000,938 shares of Common Stock of the Company with an approximate fair market value (based on the initial public offering price of $7.50 per share) of $15,007,035 (the "Exchange").

        In June 1996, the Company consummated the IPO.

MARKET OVERVIEW

        Pharmaceutical products are generally sold directly to distributors, wholesalers, health care facilities, and government agencies. Primary marketing efforts for pharmaceutical products are directed toward securing the prescription or recommendation of a product by physicians or other health care professionals. For example, in the United States health maintenance organizations (HMOs) and pharmacy benefit managers, are becoming increasingly important marketing channels for distributing pharmaceutical products.

        The increasing pressures to contain healthcare costs have accelerated the use of lower priced generic pharmaceutical products. The substitution of generic drugs for the brand prescribed has increased competitive pressures on pharmaceutical products.

BUSINESS STRATEGY

        The Company's business strategy over the next 18 months is to:

               manufacture and market approximately seven injectable and
                      lyophilized oncological products;

               manufacture and market additional oncological products as the patents relating to such products expire;

               increase the number of pharmaceutical companies in Europe through which the Company's oncological products are marketed and the territories in which they are distributed;

               expand the marketing of IV Solutions in Switzerland through the
                      Company's own sales force and third party distributors;
                      and

               identify partners in the pursuit of new supply agreements and collaborative relationships.

PRODUCTS

IV SOLUTIONS

        The Company manufactures,  at the Bioren Facility,  and markets 16 types of IV Solutions. The Company's IV Solutions generally consist of different chemical entities, such as sodium chloride, electrolytes, carbohydrates and other nutrients, which are intravenously administered to a patient. The Company markets IV Solutions, through its own sales force, to hospitals, clinics, retirement homes, nursing homes, managed health care organizations, home infusion providers and other health care providers in Switzerland. In addition, the Company has entered into contracts with Laevosan and MSD for the distribution of IV Solutions in Switzerland. The Company intends to continue manufacturing and marketing IV Solutions and is seeking to penetrate additional markets in Switzerland.

        In March 1995, Bioren and PLM Langeskov A/S ("PLM") entered into an agreement (the "PLM Agreement") which grants Bioren the exclusive right to distribute its IV Solutions throughout Switzerland in PLM's collapsible containers. The PLM Agreement expires in the year 2005, unless it is earlier terminated. Under the terms of the PLM Agreement, PLM is entitled to terminate the exclusive right contained in the agreement if, among other things, Bioren does not purchase a minimum number of intravenous solution containers each year. In addition, the PLM Agreement may be terminated by either party, upon the occurrence of certain specified conditions, including if the products or the production infringe, or are alleged to infringe, upon any intellectual property right of any third party. The termination of the PLM Agreement would have a material adverse effect on the Company.

PROSTATE MATERIALS


        The Company markets natural medications used for the treatment of non-infectious prostate enlargement. The Prostate Materials are composed of natural pollen derived from plant extracts. For the year ended December 31, 1995, the Company's sales of Prostate Materials to Pharma Stroschein GmbH ("Stroschein") were approximately $1,000,000 as compared to approximately $650,000 for the year ended December 31, 1996. The decrease was due primarily to lower sales volumes and the higher foreign currency rate of the United States Dollar versus Swiss Franc.

        In October 1994, Bigmar Pharmaceuticals entered into an agreement (the "Stroschein Agreement") with Stroschein, pursuant to which Bigmar Pharmaceuticals acts as the exclusive supplier of Cernilton, a Prostate Material, and Stroschein distributes the Prostate Material in Germany. The Stroschein Agreement provides for annual minimum quantity requirements in order to maintain exclusivity. The Stroschein Agreement expires in October 1999 and will be automatically renewed for consecutive two year periods, unless terminated by the parties. In the event that Stroschein terminates the agreement as a result of Bigmar Pharmaceuticals' breach or default thereunder, Bigmar Pharmaceuticals is required to transfer to Stroschein the Cernilton product registration and the necessary know-how and authorizations to enable Stroschein to manufacture Cernilton. The termination of the Stroschein Agreement would have a material adverse effect on the Company.

ONCOLOGICAL PRODUCTS

        The Company currently markets calcium leucovorin, a generic oncological product, in Germany. In November 1995, Bigmar Pharmaceuticals and Cernelle entered into the Cernelle Agreement pursuant to which Bigmar Pharmaceuticals obtained the exclusive worldwide distribution rights to the Cernelle Products. The Cernelle Agreement provides for a one time payment of $100,000 for the grant of such exclusive rights and licenses which is payable upon notification by Cernelle that the Cernelle Products are ready for initial shipment to Bigmar Pharmaceuticals. In addition, Bigmar Pharmaceuticals will be responsible for ongoing fees based upon the size of its orders for Cernelle Products. The initial term of the Cernelle Agreement is 15 years, commencing on the date of the first commercial sale by Bigmar Pharmaceuticals of the Cernelle Products. Upon termination of the Cernelle Agreement, Bigmar Pharmaceuticals will retain a non-exclusive worldwide right to distribute the Cernelle Products for three additional years, at prices and on terms no less favorable to Bigmar Pharmaceuticals than the prices and terms extended by Cernelle to any other person or entity for the Cernelle Products. Either party may terminate the Cernelle Agreement upon the occurrence of certain specified conditions.

        In November 1995, Bigmar Pharmaceuticals and Cernelle entered into an exclusive technical services agreement (the "Cernelle TSA"), pursuant to which Cernelle will develop drug products to be filed as abbreviated new drug application ("ANDA") submissions for Bigmar Pharmaceuticals to submit to the FDA or other appropriate authority with jurisdiction over the Cernelle Products. Generally, Bigmar Pharmaceuticals is obligated to pay Cernelle a fee of $20,000 for each ANDA submitted to and accepted by Bigmar Pharmaceuticals with respect to a Cernelle Product. Cernelle will assign to Bigmar Pharmaceuticals the sole and exclusive right, title and interest in and to each ANDA. The term of the Cernelle TSA is 15 years and is renewable upon the mutual written agreement of the parties. Either party may terminate the Cernelle TSA upon the occurrence of certain specified conditions.

          At the time the Company entered into the Cernelle Agreement and the Cernelle TSA, Cernelle was a wholly-owned subsidiary of Cerbios. In July 1996 Cernelle was sold to an unrelated third party. John G. Tramontana, the Company's Chairman of the Board, President and Chief Executive Officer, currently serves as a director of Cernelle.


          The Company has received provisional approval for the manufacturing in Switzerland of two generic oncological products, calcium leucovorin and methotrexate. The Company anticipates that all regulatory approvals for the sale of these products in Germany, Switzerland, Italy and Spain will be obtained during the second half of 1997. There can be no assurance, however, that such regulatory approvals will be obtained during these time periods, or that such approvals will ever be obtained. In addition, the Company has received approval to market doxorubicin, methotrexate and calcium leucovorin in Germany.





         The  Company  marketed   mercaptopurine  in  1995,   however,   due  to
disappointing bioequivalancy testing results the Company has suspended such marketing and has no current plans to recommence such marketing at this time.

PROPOSED PRODUCTS

GENERIC ONCOLOGICAL PRODUCTS

        The Company has identified approximately 30 oncological drugs which are currently generic and 15 additional oncological drugs that the Company believes will become generic by the year 2000. Generic drugs are the chemical and therapeutic equivalents of brand name (proprietary) drugs and generally are marketed once the patent on the proprietary drug has expired.

        The following table lists the generic oncological products that the Company intends to manufacture and market to pharmaceutical companies for resale in Switzerland, Germany and the United States over the next 18 months and the estimated time periods for each product.

                                                                    ESTIMATED YEAR OF INTRODUCTION
--------------------- ------------------ ---------------------  --------------------------------------
Product Name          Dosage Form        Prescribed Use         Switzerland   Germany            USA
Calcium Leucovorin    Injection/Liquid   Rescue Therapy             1997         1995*          1998
Methotrexate          Injection/Liquid   Neoplastic Conditions      1997          1997          1998
Daunorubicin          Injection          Neoplastic Conditions      1997          1997          1998
Doxorubicin           Injection          Neoplastic Conditions      1997          1997          1998
Mitomycin             Injection          Neoplastic Conditions      1997          1997          1998
5-Flurouracil         Injection          Carcinomas                 1997          1997          1998
Vinblastine Sulfate   Injection          Neoplastic Conditions        -             -           1999
--------------------- ------------------ ---------------------  ------------- ------------ --------------


* Introduced

        The Company believes that it will be able to obtain approval of these products in Germany, as indicated above, because it intends to transfer the manufacturing site from Germany to the Bigmar Facility. Although this transfer of manufacturing site requires the approval of the German regulatory authority, the time for such approval is much faster than the three to five year time period for approval of full marketing applications in Germany.

        Over the next 18 months the Company's strategy is to manufacture, in its state-of-the-art facilities, in Switzerland and market additional oncological products as their patents expire.

        There can be no assurance that the Company will manufacture or market any of the foregoing products during the time periods indicated if at all. The commercialization of these products will depend on a number of factors including, but not limited to, the successful results of the Company's clinical toxicity studies and obtaining regulatory approval. Although the Company believes that each of these proposed products has commercial value, the Company may choose not to manufacture or market some or all of these products.

COLLABORATIVE AGREEMENTS

        The Company has entered into exclusive arrangements with the following non-affiliated companies to market certain generic oncological products, proposed oncological products, manufactured or licensed by the Company, in various territories. Restrictions regarding exclusivity and right of first refusal limit the Company's ability to pursue and negotiate collaborative arrangements with other entities on terms which may be more favorable to the Company.

 Medac

        In September 1995, Bigmar Pharmaceuticals and Medac entered into a series of international distribution agreements (the "Medac Agreements") relating to certain oncological products such as alfacalcidol and Doxorubicin. Pursuant to these agreements, Bigmar Pharmaceuticals and Medac have divided, subject to future adjustment, the exclusive right to sell the oncological products covered by the agreements in various countries in Europe, South America, Asia and the United States. Pursuant to the Medac Agreements, the Company anticipates that Medac will market certain of the Company's oncological products and proposed products in Germany and the United Kingdom.

 Boehringer

        In December 1995, Bigmar Pharmaceuticals and Boehringer entered into an agreement (the "Boehringer Agreement") for the exclusive distribution by Boehringer of certain oncological products such as methotrexate, Doxorubicin, calcium leucovorin and mercaptopurine (the "Boehringer Products") in Italy, Vatican City and the San Marino Republic (the "Boehringer Territory"). Pursuant to the Boehringer Agreement, the Company will supply Boehringer with the products on an exclusive basis and has granted Boehringer an option to distribute new products in the Boehringer Territory. Under the terms of the Boehringer Agreement, the Company will receive a flat payment from Boehringer for each product distributed in the Boehringer Territory. The Boehringer Agreement terminates in December 2005, but is subject to automatic one year extensions unless earlier terminated by the parties. Either party may terminate the Boehringer Agreement upon the occurrence of certain specified conditions.

 Laevosan

        In December 1995, Bigmar Pharmaceuticals and Laevosan entered into an exclusive distribution agreement (the "Laevosan Agreement") pursuant to which Bigmar Pharmaceuticals will supply certain oncological products such as Doxorubicin and methotrexate to Laevosan for sale in Switzerland. Under the Laevosan Agreement, Laevosan is required to sell minimum quantities each year and, if Laevosan fails to sell such amounts, Bigmar Pharmaceuticals can convert the Laevosan Agreement to a non-exclusive distribution arrangement. The Laevosan Agreement terminates in December 1998, but is subject to automatic one year extensions, unless earlier terminated by the parties. Either party may terminate the Laevosan Agreement upon the occurrence of certain specified conditions.

 Vita

        In July 1995, Bigmar Pharmaceuticals and Vita entered into a distribution agreement (the "Vita Agreement") pursuant to which Vita will buy certain oncological products exclusively from Bigmar Pharmaceuticals and will commercialize such products in Spain. In the event Vita ceases to commercialize any product, the marketing authorization for that product will be transferred to Bigmar Pharmaceuticals at a nominal fee. The Vita Agreement terminates in September 2005 but may be extended automatically for an additional one year period. Either party may terminate the Vita Agreement upon the occurrence of certain specified conditions.

 Protyde

        In October 1995, Bigmar Therapeutics and Protyde Therapeutics, a wholly-owned subsidiary of Protyde, a development stage company, formed Protyde-Bigmar Therapeutics (the "Partnership"), for the purpose of manufacturing and marketing certain pharmaceutical products (the "Partnership Products"). The business of the Partnership is to obtain FDA approval to market the Partnership Products, and to commence the manufacturing and marketing of the Partnership Products. Each of the partners initially has a 50% interest in the Partnership and neither may sell, assign, pledge or otherwise transfer any portion of their respective interests, except to affiliates of the Company and Protyde, without the other partner's prior consent. As its initial capital contribution to the Partnership, Protyde Therapeutics will contribute to the Partnership up to $3,075,000 in cash, the first $750,000 of which was paid to the Company on March 29, 1996, with the balance to be contributed at such times and in such amounts so as to enable the Partnership to timely satisfy its obligations, and to make its payments under the terms of its manufacturing agreement . As Bigmar Therapeutics' capital contribution to the Partnership, Bigmar Therapeutics will cause the Company to make its manufacturing capacity available to the Partnership under the terms of the Manufacturing Agreement (as defined below). Under the Partnership Agreement, the Partnership is the sole owner of all right, title and interest in all FDA-approved ANDAs for the Partnership Products. Unless terminated by either party upon the occurrence of certain specified conditions, the Partnership will continue until December 31, 2005.

        In October 1995, the Partnership entered into a sales and marketing agreement (the "Marketing Agreement") pursuant to which the Partnership appointed Protyde, on an exclusive basis, to market, sell and distribute the Partnership Products worldwide, except for certain designated countries, and to assist the Partnership in certain pre-manufacturing activities relating to the Partnership Products. Unless terminated by either party upon the occurrence of certain specified conditions, the Marketing Agreement will remain in effect until the earlier of the dissolution of the Partnership or December 31, 2005.

        In October 1995, the Partnership and the Company entered into a manufacturing agreement (the "Manufacturing Agreement") pursuant to which the Partnership engaged the Company to, among other things (i) acquire and perform stability testing on all raw materials and packaging materials necessary for the manufacture of the Partnership Products, (ii) make its production capacity available to the Partnership in order to meet production obligations, and (iii) undertake all measures for quality control which are either required by the FDA or requested by the Partnership. The Manufacturing Agreement sets forth the minimum production capacity which the Company must make available to fill Partnership orders and the minimum annual orders of Partnership Products which the Partnership must place. If, with respect to any Partnership Product, the Partnership fails to satisfy the minimum annual orders, the Company may terminate the Manufacturing Agreement with respect to that product on 180 days prior notice. Unless terminated by either party upon the occurrence of certain specified conditions, the Manufacturing Agreement shall remain in effect until the earlier of the dissolution of the Partnership or December 31, 2005.

        The exclusive right to distribute certain of the Partnership Products in certain territories, including Greece, Ireland, Scandinavia, Austria, South America, Thailand, Korea and Eastern Europe, had previously been granted by the Company to Medac. Subsequently, the Company inadvertently included certain of such rights as part of its contribution to the Partnership. As a result, Protyde Therapeutics may have a breach of contract claim against the Company. The
Company does not believe that the ultimate outcome of this matter will have a material adverse effect on its operations.

MARKETING AND SALES

        The Company markets IV Solutions through its own sales force to hospitals, clinics, retirement homes, nursing homes, managed health care organizations, home infusion providers and other health care providers. In addition, the Company has entered into contracts with Laevosan and MSD for the distribution of IV Solutions in Switzerland., In addition, the Company markets Prostate Materials and calcium leucovorin, to pharmaceutical companies. The Company does not intend to market its other oncological products or proposed products directly to the public. During 1995, the Company granted certain companies such as Medac, Boehringer, Laevosan, Vita and Protyde the exclusive marketing and distribution rights to certain of the Company's oncological products and future oncological products in certain territories. The amount of resources and the time that any of these collaborators devote towards marketing and sales of the Company's products and proposed products are not within the control of the Company. All of the agreements terminate under certain circumstances. The termination of any of these agreements would have a material adverse effect on the Company.

RESEARCH AND DEVELOPMENT

        The Company's research and development activities focus on purchasing and formulating raw materials into a finished product, scaling up the development of the product from the laboratory phase to the production phase, and conducting stability and bioequivalance testing of the finished product.

        The research and development department initiates the Company's quality process through its development of standard operating procedures. By working closely with the manufacturing department, the Company believes the same standards can be imposed to insure consistently high-quality products. The
Company estimates that it takes approximately 12 to 18 months from the conceptualization of a product to its marketing.

MANUFACTURING AND SUPPLIERS

        The Company has two facilities, the Bioren Facility and the Bigmar Facility. The Bioren Facility is a 57,000 square foot, state-of-the-art, facility in Couvet, Switzerland where the Company manufactures and markets IV Solutions and will develop and manufacture non-cytotoxic oncological products. The Company has dedicated approximately 25,000 square feet of the Bioren Facility to test and manufacture certain oncological products such as calcium leucovorin. The Bigmar Facility is a 25,000 square foot, state-of-the-art, facility, in Barbengo, Switzerland where the Company has developed and begun manufacturing calcium leucovorin for injection.

        The Company's manufacturing facilities will be subject to periodic inspections by the FDA and other United States federal agencies and the FDA may choose to inspect the Company's facilities before approving the Company's products for sale in the United States. The Company's facilities have not yet been inspected by the FDA, however, the Company has retained independent consultants to assist in this process of ensuring compliance with GMP requirements. Although the Company obtained a provisional approval to manufacture products from the IKS in February 1997, the Company anticipates that it will require additional financing in order to complete the validation process and to fund its financing in order to complete the validation process and to fund its operation prior to the plant becoming fully operational.

        Quality monitoring and testing programs and procedures have been established by the Company to assure that all critical activities associated with the production, control and distribution of its products will be carefully controlled and evaluated. The Company's strategy is to seek to meet the highest quality standards, with the goal of assuring the purity and safety of each of its products.

        The capital costs associated with equipping a facility and manufacturing oncological products are substantial and the manufacturing process is complex. Further, because some oncological products are highly toxic, the facility in which they are manufactured, the method of manufacture, as well as the employees' working conditions, are regulated by the FDA and foreign regulatory authorities. As the manufacturing of cytotoxic oncological products is expensive and complex, only a few companies throughout the world engage in their manufacture.

        The majority of raw materials needed to manufacture the Company's products and proposed products generally are not readily available and must be purchased from limited sources. In addition, the Company obtains containers for IV Solutions from a sole supplier. The Company's reliance on a sole or a limited number of suppliers involves several risks including, among others, the inability to obtain an adequate supply of required raw materials and components in order to manufacture or market a product or proposed product, increased raw material or component costs and reduced control over pricing, quality and timely delivery.

COMPETITION

        The pharmaceutical industry is subject to intense competition and rapid and significant technological change. Competitors of the Company are numerous and include United States and international companies. In the intravenous infusion market, the Company faces competition from Braun and Fresenius and in the Prostate Material market, the Company faces competition from Allergon, a division of Pharmacia & Upjohn, Inc ("P&U"). In addition, in the oncological markets, the Company faces competition from Bristol-Myers Squibb Co., Chiron Inc., Pharmachemie, BV and P&U, Inc. Furthermore, in oncological markets the Company may face competition from alternative methods of treatment such as, in the case of its oncological products, surgical procedures, radiation treatments and other treatments.

        Many of the Company's competitors, including all of the companies referred to above, have substantially greater financial and technical resources and production and marketing capabilities than the Company. The Company believes that the principal competitive factors affecting its products and proposed products are timing of product introduction, price, quality, and service. The Company believes that quality and service continue to be an advantage in the sale of IV Solutions and Prostate Materials. The Company believes that price, timing, quality, customer service and breadth of its product line are all important competitive factors for its oncological products, and proposed oncological products The ability to introduce generic versions of products promptly after a proprietary drug's patent expires and the breadth of the product line may give companies a competitive advantage over the Company.

PATENTS AND PROPRIETARY RIGHTS

        The Company relies on a combination of patent applications, licenses, trademarks, trade secrets and non- disclosure agreements to protect its proprietary technology, rights and know-how and the technology, rights and know-how licensed from others. There can be no assurance that such patent applications or any resulting patents or any licenses or trademarks will not be infringed upon, that the Company's trade secrets will not otherwise become known to or independently developed by competitors, that non-disclosure agreements will not be breached, or that the Company would have adequate remedies for any such infringement or breach. Litigation may be necessary to enforce patents issued to the Company, to protect the Company's proprietary rights, or to defend the Company against third-party claims of infringement of proprietary rights of others. Such litigation could result in substantial cost to the Company and a diversion of effort of the Company and its management. Patents concerning pharmaceutical products generally are highly uncertain, involve complex legal, scientific and factual questions and have recently been the subject of much litigation. To date, no consistent policy has emerged regarding the breadth of claims allowed or the degree of protection afforded under these patents. Accordingly, there can be no assurance that patent applications which underlie the Company's licenses will result in patents being issued, or that, if issued, the patents will afford protection against competitors with similar technology. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that before any of the Company's potential products can be commercialized, any related patent may expire, or remain in existence for only a short period following commercialization, thus reducing any advantage of the patent. Although the Company is not aware of any claim against it of patent infringement, the Company's ability to commercialize its products will depend on not infringing the patents of others. Litigation concerning patents and proprietary technologies can be protracted and expensive. Laws regarding the enforceability of intellectual property vary from country to country. Therefore, there can be no assurance that intellectual property issues will be uniformly resolved, or that local laws will provide the Company with consistent rights and benefits. In addition, there can be no assurance that others will not be issued patents which may prevent the sale of the Company's products or require licensing and the payment of fees or royalties by the Company in order for the Company to be able to market certain products.

        The Company may in the future be required or may desire to obtain other licenses to develop, manufacture and market other products or to market products in additional territories, the rights to which may be held by additional parties. There can be no assurance that licenses will be obtainable on commercially reasonable terms, if at all, or that any licensed patents or proprietary rights will be valid and enforceable.

        To the extent that consultants, key employees or other third parties apply technological information independently developed by them or by others to the Company's projects, third parties may own all or part of the proprietary rights to such information, and disputes may arise as to the ownership of the proprietary rights to such information which may not be resolved in favor of the Company. To the extent that the Company requires rights to any resulting technologies, it may be necessary to negotiate additional license agreements or the Company may be unable to utilize such technologies.

GOVERNMENTAL REGULATIONS

        UNITED STATES. The Company's research and development activities and the production and marketing of the Company's licensed and owned products and proposed products are subject to regulation for safety, efficacy and compliance with a wide range of regulatory requirements by numerous governmental authorities in the United States, in states thereof and in other countries. In the United States, drugs are subject to rigorous FDA review. The Federal Food, Drug, and Cosmetic Act and other Federal statutes and regulations govern or influence the research, testing, manufacture, safety, labeling, storage, record keeping, approval, distribution, reporting, advertising and promotion of such products. Noncompliance with applicable requirements can result in recall, injunction or seizure of products, refusal to permit products to be imported into the United States, refusal of the government to approve or clear product approval applications or to allow the Company to enter into government supply contracts, withdrawal of previously approved applications and criminal prosecution.

        In order to obtain FDA approval of a drug, companies must generally submit proof of safety and efficacy. In some cases such proof entails extensive clinical and preclinical laboratory tests. The testing, preparation of necessary applications and processing of those applications by the FDA is expensive and may take several years to complete. There is no assurance that the FDA will act favorably or in a timely manner in reviewing submitted applications, and the Company may encounter significant difficulties or costs in its efforts to obtain FDA approvals which could delay or preclude the Company from marketing any products it may develop. The FDA may also require post-marketing testing and surveillance of approved products, or place other conditions on the approvals. These requirements could cause it to be more difficult or expensive to sell the products, and could therefore restrict the commercial applications of such products. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. For patented products or technologies, delays imposed by the governmental approval process may materially reduce the period during which the Company will have the exclusive right to exploit such technologies; however, an additional period of up to five years may be added to the term of the patent in such circumstance.

        New Drug Application ("NDA"). Generally, with respect to drugs with active ingredients not previously approved by FDA, a prospective manufacturer must conduct and submit to FDA adequate and well-controlled clinical studies to prove that drug's safety and efficacy. Currently, FDA approval of an NDA takes approximately two to three years on average after its initial submission to FDA, based on information published by FDA.

        Following drug discovery, the steps required before a new pharmaceutical product may be marketed in the United States include (1) preclinical laboratory and animal tests, (2) the submission to the FDA of an application for an IND,
(3) clinical and other studies to assess safety and parameters of use, (4) adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug, (5) the submission of an NDA to the FDA, and (6) FDA approval of the NDA prior to any commercial sale or shipment of the drug.

        Typically, preclinical studies are conducted in the laboratory and in animal model systems to gain preliminary information on the drug's pharmacology and toxicology and to identify any potential safety problems that would preclude testing in humans. The results of these studies are submitted to the FDA as part of the IND application. Testing in humans may commence 30 days after submission of the IND unless the FDA places the IND on "clinical hold." A three phase clinical trial program is usually required for FDA approval of a pharmaceutical product. Phase I clinical trials are designed to determine the metabolism and pharmacologic effects of the drug in humans, the side effects associated with increasing doses, and, possibly, to obtain early indications of efficacy. These studies generally involve a small number of healthy volunteer subjects, but may be conducted in people with the disease the drug is intended to treat. Phase II studies are conducted to evaluate the effectiveness of the drug for a particular indication and thus involve patients with the disease under study. These studies also provide evidence of the short term side effects and risks associated with the drug. Phase III studies are generally designed to provide the substantial evidence of safety and effectiveness of a drug required to obtain FDA approval. They often involve a substantial number of patients in multiple study centers and may include chronic administration of the drug in order to assess the overall benefit-risk relationship of the drug. Upon completion of clinical testing which demonstrates that the product is safe and effective for a specific indication, an NDA may be submitted to the FDA. This application includes details of the manufacturing and testing processes, preclinical studies and clinical trials. The FDA closely monitors the progress of each of the three phases of clinical testing and may, at its discretion, re-evaluate, alter, suspend or terminate the testing based on the data that have been accumulated to that point and its assessment of the risk/benefit ratio to the patient. Typical estimates of the total time required for completing such clinical testing vary between four and ten years. The clinical testing and FDA review process for new drugs are likely to require substantial time, effort and expense. The Company anticipates that proprietary oncological products will be approved through the NDA process. There can be no assurance that any approval will be granted to the Company on a timely basis, if at all. The FDA may refuse to approve an NDA if applicable statutory and/or regulatory criteria are not satisfied, or may require additional testing or information. There can be no assurance that such additional testing or the provision of such information, if required, will not have a material adverse effect on the Company. The regulatory process can be modified by Congress or the FDA in specific situations.

        Abbreviated New Drug Application ("ANDA"). The Drug Price Competition and Patent Term Restoration Act of 1984 ("Drug Price Act") established a new abbreviated procedure for obtaining FDA approval for those generic drugs that are equivalents of brand name drugs. For drugs that contain the same active ingredient as drugs already approved for use in the United States, FDA ordinarily requires bioequivalance data illustrating that the generic drug formulation is, within an acceptable range, equivalent to a previously approved drug. A generic drug manufacturer is not required to submit the clinical data to establish the safety and effectiveness of the product. Instead, the Drug Price Act allows the FDA to rely on bioequivalance data to approve ANDAs. "Bioequivalance" compares the bioavailability of one drug product with another and, when established, indicates that the rate of absorption and the levels of concentration of a generic drug in the body are substantially equivalent to those of the previously approved drug. The Company anticipates that ANDAs will be submitted to the FDA for approval of those generic oncological products which are intended to be marketed in the United States. According to information published by FDA, currently it takes approximately one to three years on average to obtain FDA approval of an ANDA following the date of its first submission to FDA. Due to the experience of its senior management in submitting ANDAs to the FDA, the Company believes that it will be able to obtain FDA approval for each of its proposed oncological products well below the industry average of approximately 27 months.

        The Drug Price Act, in addition to establishing a new ANDA procedure, created new statutory protection for approved brand name drugs. Prior to enactment of the Drug Price Act, FDA gave no consideration to the patent status of a previously approved drug in deciding whether to approve an ANDA. Under the Drug Price Act, however, the effective date of approval of an ANDA can depend, under certain circumstances, on the patent status of the brand name drug.

        Additionally, the Drug Price Act, in certain circumstances, provides for extension of the term of certain patents to cover a drug by up to an additional five years to compensate the patent holder for the reduction of the effective market life of a patent due to the time involved in federal regulatory review.

        Good Manufacturing Practices ("GMP"). The Company will be subject to the FDA's GMP, GLP and extensive record keeping and reporting requirements for manufacturing products for sale in the United States. As a result, the Company's manufacturing facilities will be subject to periodic inspections by the FDA and other United States federal agencies when the Company's products are offered for sale in the United States. The Company's operations have not yet been inspected by the FDA and there can be no assurance they will pass any inspections by the FDA. The Company has retained independent consultants to assist it in complying with FDA standards including the GMP requirements. Failure to comply with applicable regulatory requirements can result in, among other things, import detentions, fines, civil penalties, suspensions or losses of approvals, recalls or seizures of products, operating restrictions and criminal prosecutions.

        GERMANY. In Germany, drugs for human use can be marketed only if they are approved in advance either by the Federal Institute for Medicinal Products and Medical Devices ("BfArM") in Berlin or by the European Union ( "EU") Commission after a substantive review of all safety, quality and efficacy data. The application for a marketing authorization requires the preparation and submission of extensive data and files. The applicant must produce the results of analytical, pharmacological/toxicological and clinical studies and related experts' opinions. The production of these data usually requires a long-term pre-clinical examination phase. The details of the requirements are prescribed in administrative regulations such as the Medicinal Products Guidelines. Clinical trials in Germany are monitored by the state authorities.

        The BfArM can reject the application if the data are incomplete, the drug product has not been sufficiently examined, the product does not conform with the acknowledged pharmaceutical quality rules, effectiveness has not been established, or there is a suspicion of unacceptable side effects. In theory, once a complete application has been submitted to the BfArM, a decision must be issued within four months, in exceptional cases within seven months. In practice, however, these terms are not met and a term of review by the BfArM is expected to take generally three to five years. The marketing authorization of a new substance triggers fees to the BfArM of over $66,000. The exact amount of fees can vary, depending on the amount of work required of the authority, the kind of procedure and the result of such procedure.

        For safety reasons, drug products are also subject to close monitoring after approval is granted. There are a variety of restrictions which the federal agencies and the state authorities may impose including the withdrawal of marketing authorizations and the recall of products.

        The importation of drug products into Germany from other EU ("European Union") and E.E.A. (European Economic Area) countries does not require special permission. However, the product must be approved in Germany. Approval of the drug product in other EU member states does not replace German approval. The importer must obtain a separate approval for the repackaging and labeling of imported products.

        Sales of high-price pharmaceuticals (such as oncology drugs) are affected by parallel imports and re- imports. Independent importers purchase products in the producing EU country, ship them to Germany and, in most cases, offer them at far lower prices than the manufacturers of the original preparations and/or their official importers. The European Court of Justice has ruled that the importing member state may not prohibit parallel imports.

        Where a drug product has not been produced in an EU country or imported through another EU member country (such as from Switzerland or the U.S.), the importer must obtain special permission to import the product. To do so, the importer must produce a certificate from the regulatory authority of the country where the drug was manufactured showing, among other things, that the product is approved in that country and that it conforms to applicable standards of the World Health Organization ("WHO") or of the Pharmaceutical Inspection Convention ("PIC").

        SWITZERLAND. In Switzerland, approval of the production and sale of drugs for human use is regulated on a cantonal level rather than a federal level. The cantons of Switzerland have organized the IKS as an authority for the approval of pharmaceuticals. Based on approval by the IKS, the cantons then grant permission for the production and sale of such approved pharmaceuticals. Theoretically, each canton is still entitled to deny approval of a particular medication. However, cantons generally follow the decision of the IKS as they are bound by the Intercantonal Treaty for the Control of Medications.

        The IKS reviews all applicable safety, quality and effectiveness data, as well as data relating to the cost effectiveness of the product. To obtain approval from the IKS, the manufacturer must submit analytical, chemical, pharmacological and toxicological data based on animal trials and human clinical studies. The IKS approves the manufacturing of products only after having checked the conformity to applicable standards of the WHO or the PIC. The IKS also will inspect the manufacturing facility to determine if the manufacturer is complying with good manufacturing practices before approval is granted to produce the drug product. For generic products, pharmacological and toxicological data are not required to be submitted to the IKS. To date, all of the Company's pharmaceutical products which have been approved by the IKS to date are generic products.

RECENT EU PROCEDURES

        On January 1, 1995, the EU established new procedures for the approval of pharmaceuticals, and a new coordinating body, the EMEA was created. Germany is a member of the EU; Switzerland is not an EU member. Under the new procedures, which are optional for certain other pharmaceutical products, in particular those with new chemical agents, applications are filed with the EMEA and are evaluated scientifically by the Committee for Proprietary Medicinal Products ("CPMP"). This is known as the centralized procedure. The CPMP consists of representatives of the national registration authorities. For each application, a Rapporteur, (i.e. one of the national authorities) is appointed and has the overall responsibility for the review of the application. The Rapporteur prepares an assessment report for the CPMP. The EU Commission will generally follow the CPMP's scientific evaluation. If one or more member states objects, the EU Council will decide the matter, otherwise the decision is rendered by the EU Commission on the basis of the CPMP evaluation.

        A decentralized approval procedure is used for most other marketing authorization applications. The applicant submits the application to one member state where the application is reviewed. Once the first marketing authorization is obtained, the company files identical applications in the other EU member states. The marketing authorities of such other member states are supposed to acknowledge the first decision within 90 days. If there is disagreement between the authorities that cannot be resolved, the CPMP will be involved and will issue a scientific evaluation. If this scientific evaluation is not further disputed, the EU Commission will render a decision on this basis. If the disagreement continues, the EU Council will vote to decide the matter.

        Because the EMEA guidelines have been in effect for a limited period of time, the Company is unable to reliably predict how long it will take on average for drugs to be approved under these new procedures.

THIRD-PARTY REIMBURSEMENT

        Successful commercialization of the Company's own or licensed products may depend in part on the availability of adequate reimbursement from third-party health care payors such as Medicare, Medicaid, and private insurance plans. Reimbursement rules vary from payor to payor, and reimbursement also may depend upon the setting in which a particular item or service is furnished.

        In general, payors exclude payment for items and services that are deemed to be not medically "reasonable and necessary", or which are considered to be not safe and effective, experimental or investigative, or not medically appropriate for the patient. In making these determinations, payors typically rely on studies published in peer-reviewed medical journals, the opinions of recognized medical specialty societies, and the practices of physicians in the local medical community. Some payors are also beginning to consider the cost of a new item or service in comparison to existing alternatives in determining whether and how much they will reimburse for a new technology. FDA clearance or approval to begin marketing a drug generally is required by payors as a condition of coverage, but such clearance or approval alone does not assure that the payor will reimburse for the drug treatment.

        Most medical procedures involve payment for the physician service and, in cases where the service is provided outside of the physician's office, payment for the facility costs, including supplies, furnished in connection with the procedure. Medicare, which is a Federal government program that primarily reimburses health care furnished to the elderly and disabled, pays for physician services based on a physician fee schedule, which assigns a payment weight for each covered physician procedure.

   The trend towards managed health care and the concurrent growth of HMOs which could control or significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care, may all result in lower prices for the Company's products. There can be no assurance that the Company's products will be considered cost-effective by third-party payors, that reimbursement will be available or, if currently available, will continue to be available, or that payors' reimbursement policies will not adversely affect the Company's ability to sell products on a profitable basis, if at all. The cost containment measures that health care providers are instituting in the face of the uncertainty and the ultimate effect of any health care reform could have an adverse effect on the Company's ability to sell its products and may have a material adverse effect on the Company.

        Virtually every state as well as the District of Columbia has enacted legislation permitting the substitution of equivalent generic prescription drugs for brand name drugs where authorized or not prohibited by the prescribing physician and currently 13 states mandate generic substitution in Medicaid programs.

        In Germany, about 90% of the population are members of statutory health insurance programs. These health insurance providers are public bodies independent from the government and are funded equally by employers and employees. Their catalogue of services for which they will provide reimbursement is widely influenced by government regulations. Managed Care and HMO's are still unknown in Germany although various elements of these systems will probably be adopted in the future. The economic success of a drug product in Germany is widely dependent upon acceptance of the drug by the statutory health insurance providers.

        Certain drugs are generally excluded from reimbursement, however. This includes medications to treat minor diseases like colds and influenza and drugs which have been determined by the Federal Ministry of Health to be "uneconomical", (e.g., medicinal products with more than three active ingredients). The Federal Ministry of Health is authorized to amend this
"negative list" at any time. Health insurance providers generally deny reimbursement for drugs used in clinical trials. Although drugs can generally be prescribed by a doctor off label, i.e., beyond their approved indication, and still be reimbursed, there are cases where the reimbursement of oncological drugs off-label was denied on the basis that the treatment was experimental.

        The health insurance providers are also authorized to set maximum reimbursement levels for generic drugs. As soon as two products with identical or chemically similar ingredients or similar therapeutic effects are on the market, the health insurance providers may set a maximum reimbursement amount. This amount will usually be an average of the lowest and the highest price. Typically, the maximum reimbursement is fixed on the basis of the lowest price plus 1/3 of the price range to the most expensive product. About 70% of drugs sold in Germany are subject to maximum reimbursement. So far, no oncological products have been affected by a maximum reimbursement cap. This may, however, change at any time. A manufacturer is legally free to continue to sell its products at higher than the maximum reimbursement rate, but patients must then pay the difference. So far, the Company believes no manufacturer has tried to sell its products at prices exceeding the maximum reimbursement. If the products of the Company become subject to a maximum reimbursement rate, this may adversely affect the prices the company will be able to charge.

        In addition to maximum reimbursement caps, pharmaceutical prices are subject to statutory limitations on the amounts that can be spent on drugs by the statutory health insurance providers. As a consequence, pharmaceutical prices decreased in the last several years and may decrease further in the future.

        In Switzerland, reimbursement for pharmaceuticals is regulated on a federal level. There are two categories of drugs subject to reimbursement. The first category consists of medications which are required to be reimbursed by private health insurers. The second category contains specialty medications for which reimbursement is recommended. In practice, private health insurers grant reimbursement for the specialty products on the recommended list.

ENVIRONMENTAL REGULATIONS

        In Switzerland, Bigmar Pharmaceuticals and Bioren are subject to applicable environmental laws such as the Environment Protection Act of 1983, the Water Protection Act of 1991 and the Toxic Substance Act of 1969, as well as all applicable regulations. Swiss environmental protection laws govern, among other things, all emissions to the air, soil and water, waste water discharge and solid and hazardous waste disposal. Bigmar Pharmaceuticals and Bioren are subject periodically to environmental compliance reviews by various Swiss regulatory offices.

        The Company believes its facilities in Switzerland are in compliance with applicable environmental laws. However, environmental laws have changed in recent years and the Company may become subject to increasingly stringent environmental standards in the future. While the Company anticipates that it may from time to time incur expenditures in connection with environmental matters, it does not anticipate making substantial expenditures for those matters within the next twelve months and beyond that is unable to predict the extent or timing of future expenditures which may be required in connection with complying with environmental laws.

PRODUCT LIABILITY AND INSURANCE

        The testing, clinical trials, manufacturing, and marketing of the Company's products and proposed products involve the inherent risks of product liability claims against the Company. The Company currently maintains product liability insurance coverage on IV Solutions in the amount of approximately $15,000,000, but such insurance is expensive, subject to various exclusions and may not be obtainable or maintainable by the Company in the future on terms acceptable to the Company. There can be no assurance that the amount and scope of any coverage will be adequate to protect the Company in the event that a product liability claim is successfully asserted against the Company. Products, such as those sold or proposed to be sold by the Company, may be subject to recall for unforeseen reasons. A recall of the Company's products could have a material adverse effect on the Company and its reputation.

        Rules on strict liability of drugs are in effect in Germany. The person responsible for placing the product on the market (who can, but need not be, the manufacturer) is liable. Only personal injuries are recoverable, and there is no mandated compensation for pain or suffering. The maximum amount recoverable by an individual is DM 1 million (approximately US $649,000).

        The manufacturer or the person responsible for placing the product on the market is obliged to obtain insurance coverage against potential liabilities. This obligation can be fulfilled either by entering into a contract with a German insurance company, or by obtaining a confirmation of coverage from a credit institution in Germany or within the EU. The German insurance industry has created a so-called "pharma pool." This working relationship enables all major German insurance companies to pool the risks from the statutory strict liability and therefore provide affordable insurance.

        Compensation for pain and suffering or for personal damages exceeding the amounts set forth above can only be demanded on the basis of tort rules as laid down in the Civil Code. If a claim is sustained there is unlimited liability. No compulsory insurance coverage is prescribed by statute. Compensation for pain and suffering can be assessed by the courts but usually remains below the levels under United States law.

        In Switzerland, there is no special product liability law for pharmaceuticals. The Swiss federal product liability law, which covers drug products, provides that manufacturers are subject to strict liability for injuries caused by defective products.

HUMAN RESOURCES

        The Company and its subsidiaries employ 47 full-time employees, four employees in development, 34 employees in manufacturing and quality control, three employees in marketing, and six employees in management and administration. All but seven of the Company's employees are located in Switzerland. In addition the Company relies upon advisors with expertise in various scientific disciplines.

        The Company's employees are not a party to any collective bargaining agreements. The Company believes that it has good relations with its employees.

ITEM 2.  PROPERTIES.

        On December 31, 1996, the Company entered into a lease (the "Lease") with JTech Laboratories, Inc. ("JTech") relating to approximately 8,600 square feet of space located at 9511 Sportsman Club Road, Johnstown, Ohio 43031 (the "JTech facility"). The JTech facility is to be utilized by the Company as its principal executive offices and research and development laboratory. The Lease expires five years from the occupancy date, and provides for a first year fixed annual rent payment of $120,000 discounted at 9%, with monthly rent payments of $10,000 per month for years two through five of the lease adjusted to the consumer price index (CPI) for inflation. These amounts do not include the Company's proportionate cost of utilities, repairs, cleaning, taxes and insurance. The Company's obligation to lease the premises is contingent upon the lessor's substantial completion of construction in accordance with approved plans and specifications. The Company anticipates that its occupancy at the new facility will commence in late May 1997. John G. Tramontana was the President, a director and stockholder of JTech and Michael K. Medors was the Treasurer, a director and stockholder of JTech at the time of the negotiation and execution of the lease. Mr.Tramontana and Mr. Medors continue to hold such positions with JTech.

        The Company's current principal executive offices are located at 6660 Doubletree Avenue, Columbus, Ohio 43229. The sublease on this space is month to month, terminates effective February 28, 1998, and provides for monthly rent payments of $1,925. This amount includes the Company's proportionate cost of utilities, repairs, cleaning, and taxes and does not include insurance.

        The Company owns two pharmaceutical plants, the Bigmar Facility and the Bioren Facility.

        During 1995, Bigmar Pharmaceuticals purchased the Bigmar Facility, a 25,000 square foot facility in Barbengo, Switzerland, for developing and manufacturing oncological products. The Bigmar Facility also houses warehousing and storage, manufacturing, labeling and packaging, and administrative and record-keeping areas. The Bigmar Facility and the equipment contained therein is subject to two bank loans in the principal amounts of approximately $1,493,100 and $2,594,234 respectively. The loans are secured by mortgages on the Bigmar Facility and certain machinery. Interest on the loans is payable at rates of up to 6.5% and 5.0%per annum respectively until December 31, 1998. The principal amounts of such loans are due on $93,319 in 1997, $261,293 in 1988, $375,275 in
1999,  $373,275 in 2000,  $1,866,375 in 2001 and  $1,119,796 in 2002. The Bigmar
Facility is currently being validated and the Company will not begin marketing products manufactured at the Bigmar Facility until regulatory approval is obtained, which the Company believes will occur in the second quarter of 1997.

        The Bioren Facility is a 57,000 square foot facility in Couvet, Switzerland that houses manufacturing operations, laboratory facilities for quality assurance and quality control activities, including batch testing and multiple-batch stability testing operations, labeling and packaging operations, warehousing and storage operations, administrative and record-keeping areas. A 25,000 square foot area in the Bioren Facility will be used as a dedicated area for scaling up the development and manufacturing supporting (rescue therapy) oncological products, such as calcium leucovorin. A 21,000 square foot area in the Bioren Facility is used for manufacturing and marketing IV Solutions. A portion of the Bioren Facility is leased to an unaffiliated third party on a year-to-year basis. The Bioren Facility is subject to a mortgage in the approximate principal amount of $2,240,000 which is due on May 16, 1999 and may be extended by an agreement between the parties. Interest until May 16, 1999 is 5% per annum. The Bioren Facility is also subject to a second mortgage payable to Galenica in the amount of $1,493,100. This second mortgage is payable $373,275 in 1997, $373,275 in 1998, and $746,550 in 1999. Interest on this second mortgage is at a variable rate which is currently 5.5% and is subject to adjustment based upon commercial mortgage rates.

        The Company also leases warehouse space in Switzerland under an operating lease expiring through 1999. Rental expenses amounted to $56,215 in 1996, and $19,250 in 1995.

        The Company believes that its facilities (including the JTech Facility) are, or will be, sufficient for its current and reasonably anticipated operations. The Company owns all of its manufacturing equipment, subject to the mortgage referred to above, and believes that its equipment is well maintained and suitable for its requirements. Additionally, the Company maintains property and casualty insurance in amounts it believes are sufficient and consistent with practices for firms of its size in the prescription drug industry.

ITEM 3.  LEGAL PROCEEDINGS.

        The Company is not a party to any material legal proceedings.

        On March 27, 1997, the Company reached the Settlement with the Cerbios Entities in connection with the Claims. A release has been signed by Cerbios in favor of the Company. See - Item 1 Business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON
EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

        The shares of Common Stock of the Company commenced trading on the Nasdaq SmallCapSM Market under the symbol "BGMR"and Boston Stock Exchange under the symbol "BGM" on June 20, 1996. The range by calendar quarter of high and low reported closing sales prices for the Common Stock as reported by the Nasdaq SmallCapSM Market since the commencement of trading were as follows:

        Year Ended December 31,                           1996
        Quarter ended:                      High                      Low
        --------------------------------------------------------------------
        June 30                             11 1/2                     8
        September 30                        10 1/8                     6
        December 31                          7 1/4                     4 3/8


HOLDERS

        On April 10, 1997, as reported by the Company's transfer agent, shares of Common Stock were held by 40 persons. The Company believes that the number of beneficial holders of its Common Stock on such date was in excess of 400.

DIVIDENDS

        The Company has never paid cash dividends on its Common Stock and does not anticipate paying dividends in the foreseeable future. The Company currently intends to retain future earnings, if any, to finance its expansion strategy. The payment of future cash dividends by the Company on its Common Stock will be at the discretion of the Board of Directors and will depend on the Company's earnings, if any, financial condition, cash flows, capital requirements, any contractual prohibitions with respect to the of dividends and other considerations as the Board of Directors may consider relevant. In addition, the Swiss Federal Code of Obligation provides further restrictions on the Company's ability to pay dividends to its stockholders.

ITEM 6.   SELECTED FINANCIAL DATA.

                                       SELECTED FINANCIAL DATA

        The following selected financial data presents historical financial data for Bigmar, Inc. and subsidiaries for the years ended December 31, 1992, 1993, 1994, 1995 and 1996. The data has been derived from the financial statements (and notes thereto), which financial statements have been audited by Richard A. Eisner & Company, LLP, independent auditors, included elsewhere in this Form 10K. The selected financial data should be read in conjunction with the financial statements (and notes thereto) of Bigmar, Inc. and subsidiaries and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10K.


                                                                                BIGMAR, INC.(1)
                                                -----------------------------------------------------------------------------
                                                                             YEARS ENDED DECEMBER 31,
                                                -----------------------------------------------------------------------------
                                                      1992            1993            1994            1995           1996
                                                -----------------------------------------------------------------------------
Operating Data:
Net Sales ...................................   $          0    $    264,077    $    707,627    $  5,600,362    $  7,931,149
Cost of sales ...............................                        182,075         611,040       4,011,891       5,312,193
                                                ------------    ------------    ------------    ------------    ------------
Gross profit ................................              0          82,002          96,587       1,598,471       2,618,956
                                                ------------    ------------    ------------    ------------    ------------

Operating expenses:
   Research and development expense .........                                                         23,144         801,560
   Selling, general and administrative
   expense ..................................         10,012          50,810          16,269       1,493,055       3,006,546
   Settlement fees paid to Cerbios
     and write-off of licensing
     fees ...................................                                                                        511,777
                                                ------------    ------------    ------------    ------------    ------------
Total operating expenses ....................         10,012          50,810          16,269       1,516,199       4,319,883
                                                ------------    ------------    ------------    ------------    ------------

Operating income (loss) .....................        (10,012)         31,192          80,318          82,272      (1,700,927)
Other income (expenses) .....................         10,212          (7,909)         (1,660)       (179,476)         61,383
                                                ------------    ------------    ------------    ------------    ------------
Net income ..................................   $        200    $     23,283    $     78,658    ($    97,204)   ($ 1,639,544)
                                                ------------    ------------    ------------    ------------    ------------
                                                ------------    ------------    ------------    ------------    ------------
Per Share Data:
Net income (loss) ...........................   $       0.00    $       0.06    $       0.02    ($      0.07)   ($      0.51)
                                                ------------    ------------    ------------    ------------    ------------
                                                ------------    ------------    ------------    ------------    ------------
Weighted average number of shares
outstanding .................................        400,188         400,188         400,188       1,337,392       3,235,137
                                                ------------    ------------    ------------    ------------    ------------
                                                ------------    ------------    ------------    ------------    ------------

Balance Sheet Data:
Working capital .............................   $     82,074    $    113,573    $     98,526    $  1,204,461    $    545,102
Total assets ................................         84,560         152,022       2,173,621      15,493,126      24,270,169
Long-term obligations .......................                                      1,500,767       8,436,971       7,353,490
Retained earnings (deficit) .................            200          23,483         102,142           4,938      (1,634,606)
Stockholders' equity ........................         90,290         113,573         192,492       3,911,404      10,895,853


(1) On April 9, 1996, a reorganization of companies under common control took place whereby the Company acquired 100% of Bigmar Pharmaceuticals and 50% of Bioren. Accordingly, the financial statements of the Company includes the results of operations of Bigmar Pharmaceuticals for all periods presented and the results of operations of Bioren from July 1, 1995 (the date of acquisition).

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.



OVERVIEW

        The Company is currently engaged in manufacturing and marketing 16 types of IV Solutions in Switzerland and marketing in Germany Prostate Materials and a generic oncological product, calcium leucovorin to pharmaceutical companies. In addition, the Company has entered into contracts with Laevosan, and MSD for the distribution of IV Solutions in Switzerland.

        The Company's business strategy over the next 18 months is to:


               manufacture and market approximately seven injectable and lyophilized oncological products;


               manufacture and market additional oncological products as the patents relating to the products expire;

               increase the number of pharmaceutical companies in Europe through which the Company's oncological products are marketed and the territories in which they are distributed;

               expand the marketing of IV Solutions in Switzerland through the Company's own sales force and third party distributors; and

               identify partners in the pursuit of new supply agreements and collaborative relationships.


         For the year ended December 31, 1996, the Company's sales of IV Solutions and antibiotics were approximately $5.8 million, sales of medical products, including Prostate Materials were approximately $1.5 million, and sales of generic oncological products were approximately $.5 million. For the year ended December 31, 1995, on a pro forma basis after giving effect to the Bioren Acquisition as if the transaction had occurred on January 1, 1995, sales of these products aggregated approximately $6.5 million, $1.4 million, and $.7 million respectively. For the year ended December 31, 1995, approximately $1.0 million or approximately 12% of the Company's sales on a pro forma basis were attributable to sales of antibiotics. For the year ended December 31, 1996, approximately $.4 million or approximately 5% of the Company's sales were attributable to such products. Sales of antibiotics have been progressively abandoned by the Company in Europe.

        The Company's revenues and profitability may be affected by the ongoing efforts of third-party payors to contain or reduce the costs of healthcare by lowering reimbursement payment rates, increasing case management review of services and negotiating reduced contract pricing and reimubursement caps. In the event any of the Company's products become subject to a maximum reimbursement rate, the prices the Company will be able to charge its customers and, as a result its results of operations, may be adversely affected.

RESULTS OF OPERATIONS

BIGMAR, INC.


        Bigmar, Inc. was incorporated in September 1995. On April 9, 1996, in the Exchange, Bigmar, Inc. acquired 100% of Bigmar Pharmaceuticals and 50% of the Bioren capital stock owned by the Bioren Holders. Accordingly, both Bigmar Pharmaceuticals and Bioren are 100% owned subsidiaries of Bigmar, Inc. The acquisition was accounted for as a reorganization of companies under common control. Accordingly, the financial statements of Bigmar, Inc. were restated to include the results of Bigmar Pharmaceuticals for all periods presented and Bioren from July 1, 1995 (the date of acquisition).

BIGMAR THERAPEUTICS

       Bigmar Therapeutics was incorporated in September 1995 and its only activity since inception has been the execution and delivery of an agreement with Protyde Therapeutics to form the Partnership for the purpose of coordinating the manufacturing and marketing of certain pharmaceutical products for the treatment of cancer, such as mercaptopurine, calcium leucovorin, methotrexate and doxorubicin, worldwide, except for certain major European countries.

BIGMAR PHARMACEUTICALS AND BIOREN

       Bigmar Pharmaceuticals commenced operations in January 1992. The following discussion and analysis describes the results of operations of the Company for the years ended December 31, 1994, 1995 and 1996 and Bioren from July 1, 1995. Effective June 30, 1995, Bigmar Pharmaceuticals acquired 100% of the outstanding capital stock of Bioren in the Bioren Acquisition, and immediately sold 50% of the stock to the Bioren Holders.
The Company's financial statements include the results of Bigmar Pharmaceuticals for all periods presented and Bioren from July 1, 1995.

      Bioren currently manufactures IV Solutions and other hospital-based products. Since the Bioren Acquisition, sales of IV Solutions have increased while sales of antibiotics (the other market in which Bioren historically operated) have been progressively abandoned. In the near future, Bioren intends to continue to manufacture and market IV Solutions and has added a non-cytotoxic product, calcium leucovorin, used in the treatment of cancer.

       The following sets forth, in tabular form, a comparison of the results of operations of the Company as a percentage of the Company's sales for the years ended December 31, 1994, 1995, and 1996. The fiscal year of the Company ends on December 31 of each year. The financial information included in this 1O-K Report is not necessarily indicative of the Company's future operating results or financial condition.




                                                         Year Ended December 31,

                                                          1994     1995     1996
                                                          ----     ----     ----
Sales                                                      100%     100%     100%
Cost of goods sold                                        86.4%    71.5%    63.5%
Research and development                                     0%      .4%    10.1%
Selling, general and administrative expenses               2.3%    24.4%    37.9%
Depreciation and Amortization                              -        2.3%     3.5%
Interest expense                                          (0.1%)    3.3%    (2.6%)
Income taxes                                               1.5%    (0.1%)      0%
Net income                                                11.1%    (1.7%)  (20.7%)



 YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

       Net Sales. Net sales increased by $2,330,787 to $7,931,149 for the year ended December 31, 1996 as compared to $5,600,362 for the comparable period in 1995. This increase was attributable to a full year of Bioren sales of $5,811,162 in 1996 as compared to the inclusion of only the last six months sales in 1995 as Bioren had not yet been acquired. Bioren full year 1995 sales were $6,480,955. The decrease from 1995 to 1996 was due to an exchange rate difference of approximately $400,000 and a reduction in antibiotic sales of approximately $400,000. Excluding Bioren sales, the increase in net sales was $61,615, from $2,058,270 in 1995 to $2,119,987 in 1996. This increase was due primarily to additional sales of approximately $464,000 of pharmaceutical products, offset by a reduction of approximately $247,000 and $122,000 in Prostate Materials and generic oncological products, respectively, and an adverse change of approximately 4% in exchange rates between the U.S. dollar and the Swiss franc. The Company expects sales of generic oncological products to improve once new products are added to the oncology line.

      Cost of Goods Sold. Cost of goods sold increased by $1,310,302 to $5,312,193 for the year ended December 31, 1996 as compared to $4,001,891 for the comparable period in 1995. This increase was primarily due to increased sales.

      Gross Profit. Gross profit increased by $1,020,485 to $2,618,956 for the year ended December 31, 1996 over the comparable period in 1995.
This increase was attributable to the addition of Bioren gross profit in 1996 of $1,825,230. Without the addition of Bioren, gross profit for the period ended December 31, 1996 increased $354,185 to $793,720 as compared to $439,535 for the comparable period in 1995. This increase was due to both higher net sales and an improvement in margin due to favorable product mix.

      As a percentage of sales, gross profit for the year ended
December 31, 1996 was 33%, an increase from 28.5% for the comparable period in 1995. Bigmar Pharmaceuticals gross profit as a percentage of sales increased to 37.4% from 21.4% for the comparable period in l995.
This improvement reflects a change in the mix of products sold from period to period as Prostate Materials were sold in 1995 at materially lower margins than other products. Bioren gross profit as a percentage of sales for the year ended December 31, 1996 decreased to 31.4% from 32.7% for the comparable period in 1995. This decrease resulted primarily from competitive pricing tactics in the IV Solution product line. The Company expects that the tight margins in the IV Solution product line will continue but also anticipates that the Company's overall gross margin will improve once new products are added to the oncology line.

      Research and Development Expenses. Research and development expenses for the year ended December 31, 1996 were $801,560 compared to $23,144 in 1995. The increase reflects expenditures related to the formulation and development of oncology products and expanded research and development activities in order to obtain regulatory approval for manufacturing and marketing oncology products. The Company also incurred additional expenditures of approximately $1,725,538 during the year ended December 31, 1996 related to equipment and facility validation, and expanded research and development activities in order to obtain regulatory approval for manufacturing and marketing oncological products. These expenditures were deferred and will be expensed upon commencement of operations at the Bigmar Facility. While the Company has capitalized certain expenditures related to the validation of the new manufacturing plant, expenditures related to individual products have been expensed as incurred. In view of the anticipated number of products scheduled for registration in the next several years, the Company anticipates that the level of research and development expenses will continue to be significant.

       Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1,513,491 to $3,006,546 for the year ended December 31, 1996 as compared to $l,493,055 for the comparable period in 1995. The increase is largely due to the addition of Bioren's selling, general and administrative expenses of $1,579,283.
Bioren's selling, general and administrative expenses were $2,001,123 in the comparable period in 1995. Bioren's selling, general and administrative expenses declined due to a reduction in various costs including antibiotic marketing salaries, consulting fees, search fees and due to the change in exchange rates. Selling, general and administrative expenses for 1996, reflect an increase in the number of employees and related expenses and expansion of activity in both the U.S. and in Switzerland.

        In 1996 the Company incurred settlement fees of approximately $300,000 payable to Cerbios-Pharma and wrote off licensing fees paid to divisions of Cerbios-Pharma amounting to $200,000.

        In the second half of 1996, Cerbios-Pharma SA ("Cerbios"), a wholly-owned subsidiary of Chemholding SA ("Chemholding"), a beneficial owner of approximately 25.4% of the Company's Common Stock, rendered invoices to the Company, in the amount of approximately $681,000 for expenses and fees to which Cerbios claimed to be entitled in connection with services it provided to the Company in 1996. In December 1996, Cerbios submitted a letter to the Company requesting reimbursement of approximately $1,118,000 to which Cerbios claimed to be entitled in connection with services it provided to the Company in 1995. In March 1997, Cerbios submitted a letter to a representative of the Company claiming that Cerbios was owed an additional $2,243,000 for various "services" and "values of lost contracts" (the foregoing, collectively, the "Claims").

      The Company maintains that no substantial services were provided in 1995 by Cerbios to the Company and that the amounts claimed for 1996 by Cerbios far exceeded the actual expenses incurred by Cerbios on behalf of the Company. Such actual expenses were accrued in the Company's 1996 quarterly financial statements. On March 27, 1997, the Company reached a settlement (the "Settlement") with Cerbios of the Claims for approximately $300,000 and in connection therewith Cerbios delivered to the Company a release.

      As a result of the Settlement [WAS THE CANCELLATION A RESULT OF THE SETTLEMENT?], the Company and each of its wholly-owned subsidiaries, Bioren SA ("Bioren"), Bigmar Pharmaceuticals SA ("Bigmar Pharmaceuticals"), and Bigmar Therapeutics, Inc. ("Bigmar Therapeutics" and collectively, the "Company's Entities") and Cerbios, Chemholding, Sapec SA ("Sapec"), and Bioferment SA ("Bioferment" and collectively, the "Cerbios Entities") have mutually agreed to the cancellation of the following agreements: the Sapec Exclusive Distribution Agreement (the "Sapec Agreement"), the Bioferment Exclusive Distribution and Supply Agreement (the "Bioferment Agreement"), and the Bioferment
License and Supply Agreement (the "Bioferment License Agreement"). In addition the Company has determined to terminate all relationships and transactions with the Cerbios Entities, including the purchases of raw materials for resale, which purchases aggregated approximately $501,000 and generated sales of approximately $833,000 in 1996.

      The Sapec Agreement provided for, among other things, the supply of Sodium Leucovorin and five generic oncological products. The Company has yet to identify another supplier for Sodium Leucovorin. The Company has identified alternative suppliers for the five generic oncological products and has already obtained two of the generic oncological products from other suppliers. The Company believes it can acquire the other three products from alternative suppliers. The Company has paid Sapec a one-time fee of $100,000 for the grant of the exclusive rights and licenses that were part of the Sapec Agreement. This fee has been forfeited and no refund will be granted. The Company believes the cancellation of the Sapec Agreement will not have a material adverse effect on its operations.

      The Bioferment Agreement provided exclusive worldwide rights to use, manufacture and market recombinant urokinase ("Urokinase"), a biotechnological product. The Company has not obtained another supplier for Urokinase. Pursuant to the Bioferment Agreement, the Company has paid Bioferment a fee of $10,000. This fee has been forfeited and no refund will be granted. The Company will attempt to locate and alternative supplier for Urokinase. However, there is no guarantee the Company will be successful in finding another supplier for Urokinase. The Company believes the cancellation of the Bioferment Agreement will not have a material adverse effect on its operations.

      The Bioferment License Agreement provided the license to use, manufacture and market a recombinant human growth hormone, a biotechnological product. The Company believes the cancellation of the Bioferment License Agreement will not have a material adverse effect on its operations.

     Interest income of 152,705 was generated from the investment of the proceeds of the IPO. Interest expense for the period ended December 31, 1996 amounted to $206,469 an increase of $10,082 from the comparable period in 1995 of $196,387. The increase is due to the assumption of debt related to: the Bioren acquisition; the purchase of production equipment; and, construction of the manufacturing facility in Switzerland, and was partially offset by capitalized interest costs of $500,000. In 1995 such capitalized interest was $235,000. The capitalized interest was incurred in connection with borrowings used to finance the construction and equipment of the Bigmar facility.

     Other income represents $69,162 in payments to Bioren from a company which leases a portion of the Bioren Facility on a year-to-year basis net of other expenses. The Company also realized $86,481 in foreign currency exchange gains.

     Income Taxes. The tax charge in Switzerland is an accumulation of taxes due to the city, canton (state) and the federal authorities. While the actual rate is a function of the percentage of profitability in relation to taxable equity, the Company believes that 20% and 30% are fair approximations of the effective accumulative rates for Bigmar Pharmaceuticals and Bioren, respectively. Swiss law precludes consolidated tax filings and thus the ability to offset taxable income in one entity by losses of another. The tax liability for the year ended December 31, 1996 is not significant, particularly because the Company's income for the period was generated by Bioren which has a significant tax loss carry-forward.

     Net Loss. The Company sustained a net loss of $1,639,544 for the year ended December 31, 1996 as compared to a net loss of $97,204 for the year ended December 31, 1995. The net loss for 1996 represents an increase of $1,542,340. Such loss was due to primarily to the intensification of oncology product development and registration activities as well as the settlements with Cerbias-Pharma and staffing and related activities required to support the development of the oncology business.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994 (INCLUDING BIOREN FOR THE PERIOD FROM JULY 1, 1995 TO DECEMBER 31, 1995)

     Net Sales. Net sales increased by $4,892,735 to $5,600,362 for the year ended December 31, 1995 as compared to $707,627 for the year ended December 31, 1994. Excluding Bioren sales, the increase in net sales was $1,350,745 from $707,627 in 1994 to $2,058,372 in 1995. This increase was primarily due to the increases in sales of pharmaceutical products by $309,416, Prostate Materials by $580,619, and oncological products by $460,710 which the Company began selling in June 1993, November 1994, and August 1994, respectively. For the years ended December 31, 1995 and 1994, sales of Prostate Materials to Stroschein were approximately $1.0 million and $470,000, respectively. These sales were pursuant to the Stroschein Agreement with, pursuant to which Bigmar Pharmaceuticals acts as the exclusive supplier of Prostate Materials to Stroschein, and Stroschein distributes the Prostate Materials in Germany and other countries. For the year ended December 31, 1995, sales of generic oncological products consisting of mercaptopurine and calcium leucovorin were approximately $670,000. For the period from July 1, 1995 through December 31, 1995 Bioren sales were $3,541,990.

     Cost of Goods Sold. Cost of goods sold increased by $3,390,851 to $4,001,891 for the year ended December 31, 1995 as compared to $611,040 for the year ended December 31, 1994. This increase was primarily due to the increase in sales.

     Gross Profit. Gross profit increased by $1,501,884 to $1,598,471 for the year ended December 31, 1995 as compared to $96,587 for the year ended December 31, 1994. Gross profit on Bigmar Pharmaceuticals sales was $439,535 for the year ended December 31, 1995 as compared to $96,587 for the year ended December 31, 1994. The increase of $342,948 was due primarily to increased sales. Gross profit as a percentage of net sales increased to 28.5% for the year ended December 31, 1995 as compared to 13.6% for the year ended December 31, 1994. Without Bioren sales, gross profit as a percentage of sales in 1995 would have been 21.3%, an increase of 7.7%, as compared to 13.6% for 1994. This increase was due primarily to the introduction of a new dosage form of lyophilized calcium leucovorin in April 1995 which yielded a higher margin.

     Gross profit on Bioren sales for the period from July 1, 1995 to December 31, 1995 was $1,158,936 or 32.7% of such sales. Bioren gross profit decreased from 42.2% of net sales for the six months prior to the Bioren Acquisition as a result of a shutdown of the Bioren Facility for a four-week period during the latter half of 1995 for the installation of a new tank in order to increase the capacity of the Bioren Facility's water system.

     Research and Development Expenses. Research and development expenses were $23,144 for the year ended December 31, 1995 with no such expenses for the year ended December 31, 1994. The research costs were incurred by Bioren in the second half of 1995 for the registration of new IV Solutions. Pursuant to its business strategy, the Company intends to expand its business by manufacturing and marketing certain oncological and biotechnological products and expects its research and development expenses to be significant in future years.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1,473,786 to $1,493,055 (26.7% of net sales) for the year ended December 31, 1995 as compared to $16,269 (2.3% of net sales) for the year ended December 31, 1994. The increase was primarily due to the addition of Bioren expenses of $1,091,074 since July 1, 1995 (the date of the Bioren Acquisition). Bioren expenses include consulting fees of $332,055, promotional expenses of $223,845, employee benefits and other personnel costs of $170,631, shipping costs of $92,084 and other administrative costs of $272,459. Without the Bioren expenses, selling, general and administrative expenses were $401,981 for the year ended December 31, 1995. The increase of $385,712 as compared to selling, general and administrative expenses of $16,269 in 1994 was due to greater marketing costs and expenses associated with efforts to increase sales.

     Interest Expense. Interest expense was $182,476 for the year ended December 31, 1995 as compared to no interest expense in 1994. The interest expense was primarily due to interest on indebtedness incurred in connection with the Bioren Acquisition and interest on borrowings owed by Bioren to its former owner, Galenica. In addition, the Company capitalized interest costs of $235,000 and $40,000 for the years ended December 31, 1995 and 1994, respectively. The capitalized interest was incurred in connection with borrowings used to finance the construction and equipment of the Bigmar Facility.

     Income Taxes. The tax charge in Switzerland is an accumulation of the taxes due to the city, the canton (state) and the federal authorities. Therefore, the tax burden varies from one entity to another depending upon its location. While the actual tax rate is a function of the percentage of profitability in relation to taxable equity, the Company believes that 20% is a fair approximation of the effective cumulative rate. In addition, as Swiss tax laws do not permit consolidated tax filings, possible tax losses in one entity do not offset taxable income in another. Tax expense for the year ended December 31, 1995 was not significant due to the amount of the loss and the provision of a full valuation allowance on the deferred tax asset arising from the benefit of the Company's operating losses. Tax expense for the year ended December 31, 1994 was $10,553.

     Net Loss. The Company sustained a net loss of $97,204 for the year ended December 31, 1995 as compared to net income of $78,658 for the year ended December 31, 1994. Such loss was primarily due to higher interest and other expenses of Bioren.

Liquidity and Capital Resources

     In June, 1996, the company completed its IPO through which the Company received, after deducting all related offering expenses, approximately $9.4 million in net proceeds. As of December 31, 1996 and December 31, 1995, the Company had cash and cash equivalents of $4,362,938 and $1,425,603, respectively. The Company's working capital approximated $545,102 and $1,204,461 at December 31, 1996 and December 31, 1995, respectively. The Company has incurred, and will continue to incur, substantial expenditures for research and development activities related to bringing its products to the commercial market. The Company intends to devote significant additional funds to product development, formulation, clinical testing, manufacturing validation, product registration, and other activities required for regulatory review of generic oncological products. The amount required to complete such activities will depend upon the outcome of regulatory reviews. The regulatory bodies may require more testing than is currently planned by the Company. There can be no assurance that the Company's generic oncological products will be approved for marketing by the FDA or any foreign government agency, or that any such products will be successfully introduced or achieve market acceptance.

     At December 31, 1996 accounts receivable decreased $815,854,or 51% while inventories decreased $101,477, 9.6%, compared to December 31, 1995. The decrease in receivables stems mainly from favorable agreements with distributors of Bioren's IV Solution products. The change in inventories reflects improved turnover and tighter control of stock levels.

     Property, plant and equipment at December 31, 1996 totaled $17,407,140 compared to $10,717,834 at December 31, 1995. The major portion of this $6,689,306 million increase relates to the construction and equipping of the Bigmar facility.

     Trade accounts payable to third parties were $1,721,846 and $826,532 at December 31, 1996 and December 31, 1995, respectively. The increase is due mainly to liabilities incurred from construction and plant validation at the Bigmar Facility of $956,000.

     In March 1996, Protyde Therapeutics paid $750,000 to the Company as part of its required capital contributions to the Partnership.

     At December 31, 1996, the Company had an aggregate of $9,350,077 in outstanding indebtedness, of which $1,996,587 is short term in nature. These monies were used to partially fund the acquisition of Bioren and to acquire, construct and equip the oncological manufacturing facility. The long term portion has various maturities and repayment schedules. No payments on long term debt are due within the next twelve months.

     Included in the outstanding indebtedness is a $1,493,100 loan due to the former owner of Bioren, collateralized by a second mortgage on the Bioren facility. The interest rate is based on Swiss industrial mortgage rates. Repayment of the loan is in installments of $373,275 in 1977, $373,275 in 1998 and $746,550 in 1999.

     The Company has a bank mortgage on the Bioren Facility in the amount of $2,239,650. This loan bears interest at the rate of 5% per annum through May 16, 1999. The principle amount of the loan is due upon demand after May 17, 1999 and may be extended by an agreement between the parties.

     The Company has other outstanding bank loans of $2,594,234 and $1,493,100 used for the construction and equipping of the Bigmar Facility. These loans bear interest at rates of up to 5% and 6.5% per annum and are collateralized by the building and machinery at the Bigmar Facility. The principle amount of the loans are $93,319 in 1997, $261,294 in 1998, $373,275 in 1999, $373,275 in 2000,
$1,866,375 in 2001 and $1,119,796 in 2002.

     On January 8, 1995, Chemholding agreed to be a surety for Bigmar Pharmaceuticals in the amount of $1.3 million for the foregoing loans with respect to the Bigmar Facility.

     In 1996 the Company repaid a related party loan of approximately $1,900,000 with the proceeds of a short term bank loan in the same amount the short term bank loan is due on demand and bears interest at a variable rate not to exceed 6.5%.

     The Company anticipates capital expenditures for the next 12 months to be approximately $1.0 million. Including approximately $.5 million for the purchase of laboratory equipment to support research and development and stability testing for the projected onological product pipeline, and approximately $.5 million for equipment validation of the Bigmar Facility.

     Since the Company does not anticipate product sales of the Bigmar Facility to be of sufficient volume to generate positive cash flow for the first half of 1997, the Company will be required to supplement its cash position from time to time through additional financing (debt or equity) or entering into development, marketing or other collaborative arrangements. There can be no assurance that adequate financing will be available when needed or on terms attractive to the Company

     Stockholders' equity at December 31, 1996 amounted to $10,895,853, an increase of $6,984,449 from stockholders' equity at December 31, 1995. This increase reflects the infusion of net proceeds from the IPO offset by year-to-date losses and adjustments to Swiss franc-denominated assets resulting from fluctuations in the exchange rate between the Swiss franc and U.S. dollar.

     The results of the Company's operations are affected by changes in exchange rates between currencies. Changes in exchange rates may negatively affect the Company's consolidated net sales and gross profit margins from international operations. The company is exposed to the risk that the dollar-value equivalent of anticipated cash flow will be adversely affected by the changes in foreign currency exchange rates. At such time as the Company determines that this risk is significant, the Company may attempt to manage the risk by utilizing hedging techniques, although there can be no assurance that the Company will be successful in these activities.

     The Company anticipates that the net proceeds received from the Offering, together with cash flow from operations (if any), will be sufficient to fund the Company's operations, through July 1997. There can be no assurance that events affecting the Company's operations will not result in the Company depleting its funds before that time. The Company will be required to raise substantial additional funds to continue to fund operating expenses or its expansion strategy. The company is currently discussing the availability of financing with certain financial institutions. There can be no assurance that the Company will be able to obtain such additional financing or that such financing, if available, will be on acceptable terms.

     The Swiss Federal Code of Obligation provides that at least 5% of a Swiss company's net income each year must be appropriated to a legal reserve until such time as this reserve is equivalent to 20% of the company's paid-in share capital. In addition, 10% of any distribution made by a company in excess of a 5% dividend must also be appropriated to the legal reserve. The reserve of up to 5% of the share capital is not available for distribution to stockholders.

     Certain statements under this caption "Management Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding future cash requirements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: delays in product development; problems or delays in clinical testing; failure or delays in receiving regulatory approvals; lack of proprietary rights; or, change in business strategy or development plans.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Bigmar, Inc.
Columbus, Ohio

      We have audited the accompanying consolidated balance sheets of Bigmar, Inc. and subsidiaries as at December 31, 1996 and December 31, 1995 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Bigmar, Inc. and subsidiaries, as at December 31, 1996 and December 31, 1995, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company anticipates that it will require additional financing in order to complete the validation of its plant and equipment and to fund its operations prior to its plant becoming fully operational. This factor raises substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to this matter are also discussed in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Richard A. Eisner & Company, LLP

New York, New York
March 3, 1997

With respect to Note C
March 27, 1997

                          BIGMAR, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                   December 31,
                                                             ----------------------------
                               A S S E T S                      1996             1995
                               -----------                      ------           -----
Current assets:
   Cash and cash equivalents (Note B)  ...................   $  4,362,938    $  1,425,603
   Investments, at market ................................          9,444
   Accounts receivable, net of allowance of $44,703 and
     $51,948 at December 31, 1996 and December 31, 1995,
     respectively ........................................        772,491       1,588,345
   Due from related party ................................                        170,648
   Inventories (Notes B and E) ...........................        950,471       1,051,948
   Prepaid expenses and other current assets .............        470,584         112,668
                                                             ------------    ------------

          Total current assets ...........................      6,565,928       4,349,212

Property, plant and equipment, at cost, less accumulated
   depreciation and amortization (Notes B and F) .........     17,407,140      10,717,834
Intangible assets (Notes A and B)  .......................        297,101         328,564
Deferred charges and other assets ........................                         97,516
                                                             ------------    ------------

          T O T A L ......................................   $ 24,270,169    $ 15,493,126
                                                             ============    ============


                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ......................................   $  1,721,846    $    826,532
   Note payable (Note G) .................................      1,529,993       1,960,385
   Current portion of long-term debt (Note H)  ...........        466,594
   Due to related parties (Notes C and P).................        983,490
   Advances on reimbursable expenses (Note L)  ...........        750,000
   Accrued expenses and other current liabilities ........        568,903         357,834
                                                             ------------    ------------
          Total current liabilities ......................      6,020,826       3,144,751

Long-term debt (Note H)  .................................      7,353,490       6,627,447
Related party loan (Note I)  .............................                      1,809,524
                                                             ------------    ------------

          Total liabilities ..............................     13,374,316      11,581,722
                                                             ------------    ------------

Commitments (Notes A, C, L and M)

Stockholders' equity (Notes A, J and Q):
   Preferred stock ($.001 par value; 5,000,000 shares
     authorized; none issued)
   Common stock ($.001 par value; 15,000,000 shares
     authorized; 3,985,000 and 2,375,000 shares issued
     and outstanding in 1996 and 1995, respectively) .....          3,985           2,375
   Additional paid-in capital ............................     13,333,366       3,900,875
   Cumulative translation adjustment .....................       (806,892)          3,216
   Retained earnings (deficit) ...........................     (1,634,606)          4,938
                                                             ------------    ------------

          Total stockholders' equity .....................     10,895,853       3,911,404
                                                             ------------    ------------


          T O T A L ......................................   $ 24,270,169    $ 15,493,126
                                                             ============    ============







                       The accompanying notes to financial
                     statements are an integral part hereof.

                          BIGMAR, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    Year Ended December 31,
                                           -----------------------------------------
                                               1996           1995           1994
                                           -----------    -----------    -----------
Net sales (Note O)  ....................   $ 7,931,149    $ 5,600,362    $   707,627

Cost of goods sold .....................     5,312,193      4,001,891        611,040
                                           -----------    -----------    -----------

Gross margin ...........................     2,618,956      1,598,471         96,587
                                           -----------    -----------    -----------

Operating expenses:
   Research and development ............       801,560         23,144
   Selling, general and
     administrative ....................     3,006,546      1,493,055         16,269
   Settlement fees paid to Cerbios-
     Pharma and write-off of
     licensing fees ....................       511,777
                                           -----------    -----------    -----------

          T o t a l ....................     4,319,883      1,516,199         16,269
                                           -----------    -----------    -----------

Operating income (loss) ................    (1,700,927)        82,272         80,318

Other income ...........................        28,666                         7,927

Interest income ........................       152,705         13,911            966

Interest (expense)  ....................      (206,469)      (196,387)

Gain on foreign currency
   transactions ........................        86,481
                                           -----------    -----------    -----------

Income (loss) before income taxes ......    (1,639,544)      (100,204)        89,211
                                           -----------    -----------    -----------

Income taxes (benefit) (Note K):
   Current .............................                       13,000          1,553
   Deferred ............................                      (16,000)         9,000
                                                          -----------    -----------

          T o t a l ....................                       (3,000)        10,553
                                                          -----------    -----------

NET INCOME (LOSS) ......................   $(1,639,544)   $   (97,204)   $    78,658
                                           ===========    ===========    ===========

Net income (loss) per share ............   ($     0.51)   ($     0.07)   $      0.20
                                           ===========    ===========    ===========

Weighted average shares
   outstanding .........................     3,235,137      1,337,292        400,188
                                           ===========    ===========    ===========



                       The accompanying notes to financial
                     statements are an integral part hereof.

                          BIGMAR, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                 Common Stock
                                            -----------------------         Additional     Retained     Cumulative
                                             Number of                       Paid-in       Earnings     Translation
                                               Shares          Amount        Capital       (Deficit)     Adjustment      Total
Balance - January 1, 1994  .............       400,188    $       400    $    89,690   $    23,484                   $   113,574

Net income for the year ended
   December 31, 1994 ...................                                                    78,658                        78,658

Translation adjustment .................                                                              $       260            260
                                           -----------    -----------    -----------   -----------    -----------    -----------

Balance - December 31, 1994  ...........       400,188            400         89,690       102,142            260        192,492

Purchase of 50% interest in Bioren SA
   for cash ............................       350,312            350      2,599,199                                   2,599,549

Issuance of common stock to Bigmar
   Pharmaceuticals stockholders for
   cash ................................     1,600,750          1,601      1,207,010                                   1,208,611

Issuance of common stock to Bigmar,
   Inc. stockholders ...................        23,750             24          4,976                                       5,000

Net (loss) for the year ended
   December 31, 1995 ...................                                                    (97,204)                     (97,204)

Translation adjustment .................                                                                    2,956          2,956
                                           -----------    -----------    -----------   -----------    -----------    -----------

Balance - December 31, 1995  ...........     2,375,000          2,375      3,900,875         4,938          3,216      3,911,404

Issuance of common stock in initial
   public offering .....................     1,610,000          1,610      9,432,491                                   9,434,101

Net (loss) for the year ended
   December 31, 1996 ...................                                                (1,639,544)                   (1,639,544)

Translation adjustment .................                                                                 (810,108)      (810,108)
                                           -----------    -----------    -----------   -----------    -----------    -----------

BALANCE - DECEMBER 31, 1996  ...........     3,985,000    $     3,985    $13,333,366   $(1,634,606)   $  (806,892)   $10,895,853
                                           ===========    ===========    ===========   ===========    ===========    ===========



                       The accompanying notes to financial
                     statements are an integral part hereof.

                          BIGMAR, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                 Year Ended December 31,
                                                                                        -----------------------------------------
                                                                                            1996            1995            1994
                                                                                        -----------    -----------    -----------
Cash flows from operating activities:
   Net income (loss) ................................................................   $(1,639,544)   $   (97,204)   $    78,658
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Depreciation and amortization ................................................       273,797        174,184
       Loss on sale of equipment ....................................................                       48,693
       Unrealized losses on investments .............................................        24,944
       Changes in operating assets and liabilities:
         (Increase) decrease in accounts receivable .................................       539,308       (424,712)      (421,634)
         (Increase) in due from related party .......................................                     (170,648)
         (Increase) decrease in inventories .........................................       (47,098)       578,755         (1,943)
         (Increase) decrease in prepaid expenses and other current assets ...........      (241,607)       206,671         (1,160)
         Increase in due to related parties .........................................       960,102
         (Increase) in other assets .................................................                      (37,782)
         Increase in accounts payable ...............................................       335,405        492,777        430,073
         Increase (decrease) in accrued expenses and other
           current liabilities ......................................................       211,318         29,634         (7,048)
                                                                                        -----------    -----------    -----------
             Net cash provided by operating activities ..............................       416,625        800,368         76,946
                                                                                        -----------    -----------    -----------

Cash flows from investing activities:
   Purchase of property, plant and equipment ........................................    (7,983,449)    (3,120,133)    (1,560,488)
   Purchase of investments ..........................................................       (34,773)
   Purchase of Bioren SA (net of cash acquired) .....................................                   (4,906,110)
   Increase in other assets .........................................................                      (35,324)
   Proceeds from sale of equipment ..................................................                      255,972
                                                                                        -----------    -----------    -----------
             Net cash (used in) investing activities ................................    (8,018,222)    (7,805,595)    (1,560,488)
                                                                                        -----------    -----------    -----------

Cash flows from financing activities:
   Short-term borrowings ............................................................     1,764,905
   Proceeds from issuance of common stock ...........................................     9,470,160      3,813,160
   Long-term borrowings .............................................................     2,219,307      4,455,955      1,467,711
   Deferred offering costs ..........................................................                      (31,059)
   Repayment of note payable ........................................................    (1,867,323)
   Repayment of related party loan ..................................................    (1,738,671)
   Advances on reimbursable expenses ................................................       750,000
                                                                                        -----------    -----------    -----------
             Net cash provided by financing activities ..............................   10,598,378       8,238,056      1,467,711
                                                                                        -----------    -----------    -----------

Effect of exchange rate change on cash ..............................................       (59,446)        75,299         10,096
                                                                                        -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents ................................     2,937,335      1,308,128         (5,735)

Cash and cash equivalents - at beginning of period ..................................     1,425,603        117,475        123,210
                                                                                        -----------    -----------    -----------

CASH AND CASH EQUIVALENTS - AT END OF PERIOD ........................................   $ 4,362,938    $ 1,425,603    $   117,475
                                                                                        -----------    -----------    -----------
                                                                                        -----------    -----------    -----------

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest .......................................................................   $   698,125    $   427,311    $    36,032
     Income taxes ...................................................................                       12,195

Equipment purchases included in:
   Accounts payable .................................................................       716,593
   Due to related parties ...........................................................       240,000




                 The accompanying notes to financial statements
                          are an integral part hereof.

                          BIGMAR, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE A) - The Company:

        [1]  Business and recent transactions:

               Bigmar, Inc. (the "Company") was formed in September 1995 by Chemholding SA, Chemholding's principal stockholders and John G. Tramontana for the purpose of manufacturing and distributing various oncological and biotechnical products including six oncological products, the distribution rights to which were acquired from affiliates of Chemholding SA. A dispute between the Company and the affiliates (Note C), was settled effective March 27, 1997 and the licensing and distribution agreements with the affiliates were cancelled. The Company has identified other sources for certain of the raw materials required for the products that the Company intends to manufacture in its newly built facility.

        Certain stockholders of the Company owned 100% of Bigmar Pharmaceuticals SA ("Pharmaceuticals") and 50% of Bioren SA ("Bioren"), two Swiss corporations. The other 50% of Bioren is owned by Pharmaceuticals. On April 9, 1996 the Company acquired 100% of Pharmaceuticals and 50% of Bioren in a stock for stock exchange. Since there was a high degree of common ownership, the acquisition was accounted for as a reorganization of companies under common control. Accordingly, the financial statements of the Company have been restated to include the results of operations of Pharmaceuticals for all periods presented and the results of Bioren from July 1, 1995, the date that Pharmaceuticals and certain stockholders of the Company acquired their interests.

        Pharmaceuticals is currently engaged in the distribution in various countries in Europe of oncological products, a substantial portion of which were purchased from the Chemholding affiliates. Bioren is primarily a manufacturer and distributor of intravenous infusion solutions in Switzerland. In addition, the Company intends to become a manufacturer and a distributor of pharmaceutical products.

        In April, 1996 the stockholders of the Company contributed 99% of their shares to the Company. Also in April 1996 the Company restated and amended its certificate of incorporation, increasing its authorized shares of common stock from 10,000,000 to 15,000,000, authorizing 5,000,000 shares of preferred stock, and effecting a 2.105263 for one reverse stock split. These transactions are reflected retroactively in the accompanying financial statements. In June 1996 the Company closed on an initial public offering of its common stock.

(continued)

                          BIGMAR, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

(NOTE A) - The Company:  (continued)

        [2]  Basis of presentation:

               The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has utilized a significant portion of the proceeds of its recent initial public offering in the construction of its property, plant and equipment and in the process of designing and testing the plant and equipment in order to obtain approval by the Intercantonal Office for the Control of Medications ("IKS") in Switzerland and by the United States Food and Drug Administration for the manufacture of pharmaceutical products ("validation"). Although the Company obtained a provisional approval to manufacture product from the IKS in February 1997, the Company anticipates that it will require additional financing in order to complete the validation process and to fund its operations prior to the plant becoming fully operational. Also, there is no assurance that the Company will be able to manufacture its proposed products successfully or that such products will be accepted by the Company's targeted customers. In addition, as discussed in Note C, the Company has terminated agreements with a related party which was a source of raw materials which generated approximately $833,000 in revenue in 1996. Management currently anticipates that its cash resources will be depleted by July 1997 and that its operations will not begin to generate sufficient cash to fund its expansion and planned research and development activities by such time. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is discussing additional financing with financial institutions, however, there is no assurance that such financing will be available on terms acceptable to the Company, if at all. No adjustments have been made to reflect the recoverability or classification of recorded assets amounts or the classification of liabilities should the Company be unable to continue as a going concern.

(NOTE B) - Significant Accounting Policies:

        [1]    Consolidation:

               The consolidated financial statements include the accounts of Bigmar, Inc. and its wholly owned subsidiaries, Pharmaceuticals, Bioren and Bigmar Therapeutics, Inc. ("Therapeutics"), a Delaware corporation formed in September 1995 to enter into a partnership agreement (see Note L). All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

(continued)

                          BIGMAR, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

(NOTE B) - Significant Accounting Policies:  (continued)

        [2]    Use of Estimates:

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        [3]    Fair Value of Financial Instruments:

               The carrying value of cash, trade receivables and trade payables approximates the fair value because of the short maturity of those instruments.

               For long-term debt, the carrying value approximates the fair value because no major changes have occurred in the applicable interest rates.

        [4]  Cash equivalents:

               All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents.

        [5]    Inventory:

               Inventory is stated at the lower of cost or market using the first-in, first-out (FIFO) method.

        [6]    Property, plant and equipment:

               Property, plant and equipment are stated at cost. Maintenance and repairs are charged to operations as incurred. Depreciation is calculated on a straight-line basis utilizing the assets' estimated useful lives of 3 to 25 years.

        [7]    Organization expenses:

               Costs associated with the organization of the Company are capitalized and amortized over five years.

        [8]    Goodwill:

               Goodwill is amortized over a ten year period. The Company intends to evaluate the continuing value of goodwill based on undiscounted cash flows.

(continued)

                          BIGMAR, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

(NOTE B) - Significant Accounting Policies:  (continued)

        [9]    Income taxes:

               Income taxes are accounted for by the asset/liability approach. Deferred taxes arise from differences between the financial reporting and tax bases of assets and liabilities.

        [10]   Foreign Currency Transactions:

               Gains and losses resulting from foreign currency transactions and changes in foreign currency positions are included in income or expense currently. Such amounts were insignificant in 1995 and 1994.

        [11]   Foreign Currency Translation:

               The Company's operations are located in Switzerland and its net assets, revenues and expenses are substantially all denominated in Swiss francs, while the Company presents its consolidated financial statements in US dollars. Assets and liabilities are translated at the exchange rates in effect at the balance sheet date. Revenues and expenses are translated at the weighted average exchange rates for the period. Net gains and losses arising upon translation of local currency financial statements to US dollars are accumulated in a separate component of stockholders' equity, the cumulative translation adjustment account, which may be realized upon the eventual disposition by the Company of part or all of its investments in its Swiss operations.

        [12]   Per share data:

               Net income (loss) per share is based on the weighted average number of shares outstanding during each period after giving retroactive effect to the reorganization, the capital contribution and the reverse stock split, all described in Note A.

        [13]  Long-lived assets:

               In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Company records impairment losses on long-lived assets used in operations, including intangible assets, when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No such losses have been recorded through December 31, 1996.

(continued)

                          BIGMAR, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

(NOTE B) - Significant Accounting Policies:  (continued)

        [14]  Stock-based compensation:

               During 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Bulletin Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed, The Company has elected to continue to apply APB No. 25 in accounting for its stock option incentive plans (see Note O).

(NOTE C) - Related Party Dispute:

         In the second half of 1996, Cerbios-Phama SA ("Cerbios"), a wholly-owned subsidiary of Chemholding SA, a beneficial owner of approximately 25.4% of the Company's common stock, rendered invoices to the Company, in the amount of approximately $681,000 for expenses and fees to which Cerbios claimed to be entitled in connection with services it provided to the Company in 1996. In December 1996, Cerbios submitted a letter to the Company requesting reimbursement of approximately $1,118,000 to which Cerbios claimed to be entitled in connection with services it provided to the Company in 1995. In March 1997, Cerbios claimed that it was owed an additional $2,243,000 for various "services" and "values of lost contracts".

         The Company maintains that no substantial services were provided in 1995 by Cerbios to the Company and that the amounts claimed for 1996 by Cerbios far exceeded the actual expenses incurred by Cerbios on behalf of the Company. The actual expenses were accrued in the Company's 1996 quarterly financial statements. On March 27, 1997, the Company reached a settlement with Cerbios of the claims for approximately $300,000 and in connection therewith Cerbios delivered to the Company a release.

         Pursuant to the settlement, the Company and each of its wholly-owned subsidiaries and Cerbios have mutually agreed to the cancellation of the following agreements: the Sapec Exclusive Distribution Agreement (the "Sapec Agreement"), the Bioferment Exclusive Distribution and Supply Agreement (the "Bioferment Agreement"), and the Bioferment License and Supply Agreement (the "Bioferment License Agreement"). In addition, the Company has determined to terminate all relationships and transactions with

(continued)

                          BIGMAR, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

(NOTE C) - Related Party Dispute:  (continued)

Cerbios entities, including the purchase of raw materials for resale, which purchases aggregated approximately $501,000 and generated sales of approximately $833,000 in 1996.

         The Sapec Agreement provided for, among other things, the supply of Sodium Leucovorin and five generic oncological products. The Company has not obtained another supplier for Sodium Leucovorin. The Company has identified alternative suppliers for the five generic oncological products and has already obtained two of the generic oncological products from other suppliers. The Company believes it can acquire the other three products from alternative suppliers. The Company has paid Sapec a one-time fee of $100,000 for the grant of the exclusive rights and licenses that were part of the Sapec Agreement. This fee has been forfeited and no refund will be granted.

         The Bioferment Agreement provided exclusive worldwide rights to use, manufacture and market recombinant urokinase ("Urokinase"), a biotechnological product. The Company has not obtained another supplier for Urokinase. Pursuant to the Bioferment Agreement, the Company has paid Bioferment a fee of $100,000. This fee has been forfeited and no refund will be granted. The Company will attempt to locate an alternative supplier of Urokinase. However, there is no guarantee the Company will be successful in finding another supplier for Urokinase. The Bioferment License Agreement provided the license to use, manufacture and market a recombinant human growth hormone, a biotechnological product.

(NOTE D) - Bioren Acquisition:

         On June 30, 1995, Pharmaceuticals acquired 100% of the outstanding stock of Bioren for $5,195,000 and immediately sold 50% of the stock to certain stockholders of Pharmaceuticals and the Company.

         The consolidated financial statements include the accounts of Bioren from July 1, 1995, the date of acquisition from a nonaffiliated party. Had the acquisition of Bioren occurred at the beginning of 1994, the Company's results would have been as follows:

                                     December 31,
                              --------------------------
                                  1995          1994
                              ----------     -----------
     Sales . . . . . . . . .  $8,529,327     $ 6,587,312
     Gross profit. . . . . .   2,833,146      1,497,029
     Income (loss) before
        extraordinary item .       5,107     (2,905,744)
     Income (loss) before
        extraordinary item
        per share. . . . . .     $.00           $(3.87)
                                 =====          =======

(continued)

                          BIGMAR, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

(NOTE E) - Inventories:

                                                             December 31,
                                                   -----------------------------
                                                       1996               1995
                                                     ----------       ----------
Raw materials ................................       $  363,114       $  519,414

Finished goods ...............................          587,357          532,534
                                                     ----------       ----------

          T o t a l ..........................       $  950,471       $1,051,948
                                                     ==========       ==========


(NOTE F) - Property, Plant and Equipment:

                                                             December 31,
                                                      --------------------------
                                                          1996          1995
                                                       -----------   -----------
Building and building
   improvements ....................................   $12,341,104   $ 8,455,743
Land ...............................................       104,517       121,212
                                                                     -----------
Machinery ..........................................     4,539,894     2,205,390
Equipment ..........................................       759,128        66,162
                                                       -----------   -----------
                                                        17,744,643    10,848,507
Less accumulated depreciation ......................       337,503       130,673
                                                       -----------   -----------
          T o t a l ................................   $17,407,140   $10,717,834
                                                       ===========   ===========

        For the years ended December 31, 1996, December 31, 1995 and December 31, 1994 interest of $500,000, $235,000 and $40,000, respectively was capitalized. Such interest was incurred in connection with bank and related party borrowings which were utilized to finance the construction of the Pharmaceuticals facility. Total interest incurred, including such capitalized amounts was approximately $706,000, $417,000 and $40,000 in 1996, 1995 and 1994,
respectively.

(NOTE G) - Note Payable:

        The note payable of $1,529,993 including interest of $36,894 at December 31, 1996 is due to a bank with interest payable quarterly at a rate based on the interbank rate quoted by the Swiss Bank
Corporation in Lugano, Switzerland (5.75% at December 31, 1996). The note has no specific principal repayment terms.

        The note payable of $1,960,385 at December 31, 1995 was due to a company owned by the seller of Bioren with interest at 6% and was repaid in 1996.

(continued)

                          BIGMAR, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

(NOTE H) - Long-Term Debt:

        Long-term debt consists of:

                                                                        December 31,
                                                                ---------------------------
                                                                    1996         1995
                                                                ------------   -----------
Bank loan collateralized by mortgage on the Bioren
     building; interest at 5% per
     annum through May 1999, adjustable thereafter; subject to
     certain restrictive covenants and subject to demand by the
     bank after May 1999 ......................................   $2,239,650   $2,597,405
Installment loan from seller of Bioren collateralized
     by a second mortgage on the Bioren building, interest
     rate based on market  rate on industrial mortgages; rate
     at December 31, 1996  and December 31,
     1995 was 5.5% per annum; payable in installments of
     $373,275 in 1997,  $373,275 in 1998
     and $746,550 in 1999 .....................................    1,493,100    1,731,602
Bank loan partially secured by the Pharmaceuticals
     building and equipment, subject to certain restrictive
     covenants; principal payable December 31, 2001, interest
     at 3.19% through  June 30, 1997 and not
     to exceed 6.5% through December 31, 1998 .................    1,493,100      211,826
Bank loan collateralized by mortgage on the
     Pharmaceuticals building and equipment; subject to
     certain restrictive  covenants; principal payable in
     installments of $93,319 in 1997, $261,293
     in 1998 and $373,275 paid annually thereafter until
     full repayment;  interest payable at an adjustable rate
     not to exceed 5% through March 3,
     2002; and partially guaranteed by a major
     stockholder of the Company ...............................    2,594,234    1,986,614
Bank loan pursuant to $223,965 line-of-credit;
     principal payable on demand any time on or after
     December 31, 1997; interest at 5.75% per annum and
     subject to certain restrictive covenants .................                   100,000
                                                                  ----------   ----------
             T o t a l ........................................    7,820,084    6,627,447
             Less current portion .............................      466,594        - 0 -
                                                                  ----------   ----------
             Long-term portion ................................   $7,353,490   $6,627,447
                                                                  ==========   ==========

        Future maturities of long-term debt are as follows:

  Year Ended                                                 Long-Tterm
 December 31,                                                    Debt

   1997. . . . . . . . . . . . .                            $  466,594
   1998. . . . . . . . . . . . .                               634,569
   1999. . . . . . . . . . . . .                             3,359,475
   2000. . . . . . . . . . . . .                               373,275
   2001. . . . . . . . . . . . .                             1,866,375
   Thereafter. . . . . . . . . .                             1,119,796
                                                            ----------
                                                            $7,820,084

(continued)

                          BIGMAR, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

(NOTE I) - Related Party Loan:

        Pharmaceuticals owed $1,809,524 at December 31, 1995, to a company owned by certain stockholders of the Company. This 9% interest bearing loan was repaid in August 1996 with the proceeds of a bank loan (Note G).

(NOTE J) - Legal Reserve:

        The Swiss Federal Code of Obligation provides that at least 5% of a company's net income each year must be appropriated to a legal reserve until such time as this reserve equals 20% of the company's share capital. In addition, 10% of any distribution in excess of a 5% dividend also must be appropriated to the legal reserve. The legal reserve of up to 5% of the share capital is not available for distribution.

(NOTE K) -  Income Taxes:

        Deferred income tax assets and liabilities are provided for temporary differences between financial statement amounts and the amounts currently taxable in the jurisdictions in which the Company operates. Deferred tax assets are provided for operating loss carryforwards of Bioren which can only be utilized to offset future taxable income, if any, of Bioren for up to six years after incurring the losses, depending on the applicable tax legislation and federal net operating loss carryforwards of Bigmar, Inc. The deferred tax asset at December 31, 1996 has been fully reserved as the future utilization of such asset is uncertain.

        The deferred tax asset as of December 31, 1996 was as follows:

Deferred tax assets:
   Benefit of operating loss
     carryforwards:
       Switzerland ..............................       $ 3,100,000
       United States ............................           310,000
                                                        -----------
          Total deferred tax asset ..............         3,410,000
Deferred tax liability:
   Capitalized interest .........................          (160,000)
                                                        -----------
   Net deferred tax asset .......................         3,250,000
   Less valuation allowance .....................         3,250,000
                                                        -----------
            T o t a l ...........................      $   - 0 -
                                                       ============

(continued)

                          BIGMAR, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

(NOTE K) -  Income Taxes:  (continued)

        Bioren has net operating loss carryforwards of approximately $3,300,000 expiring on December 31, 1997, and net operating loss carryforwards of approximately $9,100,000 expiring from December 31, 1998 through December 31, 2002. Approximately $1,300,000 of net operating loss carryforwards expired in 1996.

        The tax charge in Switzerland is an accumulation of the taxes due to the city, the canton (state) and the federal authorities. Therefore, the tax burden varies from one entity to another depending upon its location. While the actual tax rate is a function of the percentage of profitability in relation to taxable equity, the Company believes that 20% and 30% are fair approximations of the effective cumulative tax rates for Pharmaceuticals and Bioren, respectively. In addition, as Swiss tax laws do not permit consolidated tax filings, possible tax losses in one entity do not offset taxable income in another.

        On January 1, 1995, a new federal tax law, and for most Swiss cantons, a new cantonal tax law, came into force in Switzerland. The new laws provide for a change in the system of assessment from a two-year past assessment period to a one-year current assessment period. Because these changes may create a gap during which certain profits made in prior years may not be taxed or may be only partially taxed, the new laws have provided for a transition period during which a special method is followed to calculate income taxes. Since the 1995 taxes due based on the old methods of assessment had been fully accrued for during 1993 and 1994, the 1995 tax charge only relates to the adjustment needed based on the 1995 income. A reconciliation between the actual income tax expense and income taxes computed by applying the United States federal income tax rate of 34% to earnings before taxes is as follows:


                                                                    Year Ended December 31,
                                                         ----------------------------------------------
                                                            1996              1995             1994
                                                         ----------        ----------        ----------
Computed income taxes (benefit) at
   34% rate .......................................      $(557,445)        $ (34,069)        $  30,332
Impact of difference between Swiss
   effective rate and U.S. tax
   rate ...........................................        105,541            14,029           (12,490)
Increase in valuation reserve on
   deferred tax assets ............................        594,104            14,868
Foreign exchange losses on
   long-term intercompany loans,
   deductible for tax purposes
   in Switzerland .................................        (36,027)
Other .............................................       (106,173)            2,172            (7,289)
                                                         ---------         ---------         ---------
                                                         $ - 0 -           $  (3,000)        $  10,553
                                                         =========         =========         =========

(continued)

                          BIGMAR, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

(NOTE L) - Collaborative Agreements With Related Parties:

        [1]  The Cernelle Agreement:

               On November 5, 1995 Pharmaceuticals entered into an exclusive distribution and supply agreement ("Cernelle Agreement") with AB Cernelle, a Swedish corporation formerly owned by a principal stockholder of Bigmar ("Cernelle"). The Company's Chief Executive Officer is a director of Cernelle. The Cernelle Agreement provides that Pharmaceuticals shall be the exclusive worldwide distributor of certain oral dosage cancer products ("Cernelle Products") and is for a term of 15 years from the date of the first commercial sale by Pharmaceuticals of the Cernelle Products. Pharmaceuticals shall pay to Cernelle a one time amount of $100,000 upon notification by Cernelle that the Cernelle Products are ready for shipment to Pharmaceuticals and shall purchase the Cernelle Products at certain prices as defined in the agreement. In the event the term of the Cernelle Agreement or any renewal thereof is not extended, Pharmaceuticals shall have, at a minimum, a nonexclusive worldwide right to distribute the Cernelle Products for three additional years.

               Pharmaceuticals also entered into a technical services agreement, dated November 5, 1995, with Cernelle ("Cernelle TSA"). The Cernelle TSA provides that Cernelle will prepare abbreviated new drug applications ("ANDA") submissions to the United States Food and Drug Administration ("FDA") covering the Cernelle Products. Pharmaceuticals shall pay Cernelle a fee of $20,000 for each ANDA submitted to and accepted by Pharmaceuticals. Pursuant to the agreement, Cernelle assigned to Pharmaceuticals the sole and exclusive right, title and interest in and to the technical services without further consideration. The term of this agreement is for 15 years and is renewable on the mutual written agreement of the parties.

        [2]    The Protyde Agreements:

               Pursuant to an agreement dated as of October 1995 Therapeutics and a wholly owned subsidiary of Protyde Pharmaceuticals, Inc. ("Protyde") have formed a partnership, Protyde-Bigmar Therapeutics (the "Partnership"), for the purpose of coordinating the manufacture and marketing of certain pharmaceutical products ("products") for the treatment of human cancer.

               The business of the Partnership is to obtain FDA approval to market certain products, to manufacture the products, and to market the products. Pursuant to the Partnership Agreement, each of the partners initially has a 50% interest in the Partnership. The Company will account for its investment in the Partnership on the equity method. As its initial contribution to the Partnership, Protyde will contribute to the Partnership up to $3,075,000 in cash, the first $750,000 of which was paid to the Company on March 29, 1996, with the balance to be contributed at such times and in such amounts

(continued)

                          BIGMAR, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

(NOTE L) - Collaborative Agreements With Related Parties:  (continued)

        [2]    The Protyde Agreements:  (continued)

so as to enable the Partnership to timely satisfy its obligations, and to make its payments under the terms of its manufacturing agreement. As Therapeutics' capital contribution to the Partnership, Therapeutics will cause the Company to make its manufacturing capacity available to the Partnership under the terms of the manufacturing agreement.

               Under the Partnership Agreement, the Partnership is the sole owner of all right, title and interest in all FDA-approved ANDAs for any products submitted for approval by the Partnership. The Partnership is also the sole owner of all right, title and interest in and to proprietary information and marketing information which is developed or acquired by a partner or its affiliates, using partnership funds, or while performing activities subject to reimbursement by the Partnership. However, during the term of the Partnership each of the partners has a royalty free, worldwide right to use and practice any such proprietary information and marketing information for any purpose outside the scope of the Partnership's business.

               Pursuant to the Partnership Agreement, the Partnership will continue until December 31, 2005, unless earlier terminated.

               The Company has entered into a manufacturing agreement with the Partnership and Protyde has entered into a marketing agreement with the Partnership. Pursuant to the manufacturing agreement, the Company's responsibilities include (i) acquiring and performing stability testing on all raw materials and packaging materials necessary for the manufacture of the products, (ii) providing production capacity available to the Partnership in order to meet production obligations, and (iii) undertaking all measures for quality control which are either required by the FDA or requested by the Partnership.

               The exclusive right to distribute certain of the Partnership products in certain territories had previously been granted by the Company to a third party. Subsequently, the Company included certain of such rights as part of its contribution to the Partnership. As a result, Protyde may have a breach of contract claim against the Company. The Company does not believe that the ultimate outcome of this matter will have a material adverse effect on its operations.

(continued)

                          BIGMAR, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

(NOTE M) - Commitments:

        [1]  Employment agreement:

               In April 1996 the Company entered into a five-year employment agreement with its President and Chief Executive Officer providing for an annual salary of $200,000, commencing upon consummation of the initial public offering subject to increases based on the consumer price index, and bonuses of at least 25% of the base salary.

               In addition, the Company has entered into employment contracts with certain officers and employees pursuant to which the Company has agreed to pay base compensation aggregating $420,000 per year. These contracts commenced on various dates between July 1, 1996 and September 30, 1996, and have a term of two years. The contracts are subject to increases based on the consumer price index.

        [2]    Leases:

               The Company leases office space in the United States and Switzerland under various leases.

               In March 1996 the Company entered into an agreement to sublease executive office space from a company of which the Company's President was formerly an officer. The sublease is for a term of two years. The Company also leases warehouse space in Switzerland under an operating lease expiring through 1999. Rent expense amounted to $56,215 in 1996, and $19,250 in 1995.

               Minimum future rental payments are as follows:

                      Year Ended

                      December 31,

                         1997 . . . . . . . . .  $ 59,250
                         1998 . . . . . . . . .    40,650
                         1999 . . . . . . . . .     3,077
                                                 --------
                                                 $102,977

               In December 1996 the Company entered into an agreement to lease real property, including an office/laboratory building from a company owned by the Company's President and Treasurer. The Company's obligation to lease the premises is contingent upon the lessor's substantial completion of construction in accordance with the approved

(continued)

                          BIGMAR, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

(NOTE M) - Commitments:  (continued)

        [2]    Leases:  (continued)

plans and specifications. The Company will use the premises for its offices and laboratories. The lease is for a term of five years from commencement date, with an option to renew for an additional five years, and provides for rent of $120,000 per annum. A commencement date has not yet been determined.

               Bioren leases part of its Couvet facility to a third party pursuant to a year to year lease. The rental income for the year ended December 31, 1996 and for the period from July 1, 1995 (date of acquisition of Bioren) to December 31, 1995 was $93,136 and $49,144, respectively.

(NOTE N) - Concentration of Credit Risk:

        Bioren's main customers for intravenous products are hospitals located in Switzerland. A significant number of these hospitals are owned by the canton (state) or the city where they are located and the credit risk traditionally is not significant. For other pharmaceutical products, the customers are privately owned and credit risk is greater. The management has recorded its estimate of credit loss through the allowance for doubtful accounts.

(NOTE O) - Significant Customers and Suppliers:

        Sales to significant customers were as follows:

                                            Year Ended
                                         December 31, 1995
                                    --------------------------
                                      Amount           Percent
                                    ----------         -------
Prostate materials (one
   customer). . . . . .             $1,023,340            18%
Oncological products
   (one customer) . . .                668,511             12


        In 1996 no one customer accounted for more than 10% of net sales. The Company obtains containers for IV Solutions from a sole supplier. The Company's reliance on a sole or a limited number of suppliers involves several risks including, among others, the inability to obtain an adequate supply of required raw materials and components in order to manufacture or market a product or proposed product, increased raw material or component costs and reduced control over pricing, quality and timely delivery.

(continued)

                          BIGMAR, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

(NOTE P) - Related Party Transactions:

                                                        December 31,
                                                      --------------
                                                       1996    1995
                                                      ------  ------
                                                      (in thousands)

           Freight charges paid to related party                $ 35
           Purchases from related parties ......      $965       206
           Selling, general and administrative
             expenses paid to related party ....        13       134
           Interest paid to related parties ....       102       151
           Research and development ............        22

         (NOTE Q) - Common Stock:

        Stock options:

        The Company applies APB No. 25 in accounting for its stock option incentive plan and, accordingly, recognizes compensation expense for the difference between the fair value of the underlying common stock and the grant price of the option at the date of grant. The effect of applying SFAS No. 123 on 1996 pro forma net loss is not necessarily representative of the effects on reported net loss for future years due to, among other things, (1) the vesting period of the stock options and the (2) fair value of additional stock options in future years. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS No. 123, the Company's net loss in 1996 would have been approximately $2,776,000 or $.85 per share. The weighted-average fair value of the options granted during 1996 are estimated as $5.48 per share on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield 0%, volatility of 66%, risk-free interest rate of 6.22% and expected life of five years.

        The Company adopted an option plan providing for the grant of incentive stock options and nonqualified stock options to directors, officers, employees, agents and consultants of the Company. The plan provides for the grant of options to purchase up to 300,000 shares with exercise terms not to exceed ten years. In addition, the Company adopted a director option plan providing for awards of up to 50,000 shares of common stock to directors who are not otherwise affiliated with the Company.

(continued)

                          BIGMAR, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

(NOTE Q) - Common Stock:  (continued)

        Stock options:  (continued)

               Additional information with respect to the Plan's activity is summarized as follows:

                                                                Weighted-
                                                                 Average
                                                                Exercise
                                                      Shares     Price
                                                     --------   ---------
         Options granted during 1996 and
            outstanding at December 31, 1996  .      283,000      $8.96
         Options exercisable at December 31,
            1996  .............................      179,668      $8.97
                                                     =======      =====

               The following table summarizes information about stock options outstanding and exercisable at December 31, 1996:

                                         Options Outstanding
                           -----------------------------------------------
                                              Weighted-                            Options Exercisable
                                              Average                           -------------------------
                                             Remaining         Weighted-                        Weighted-
                                            Contractual         Average                          Average
      Range of                  Number        Life             Exercise         Number          Exercise
   Exercise Price            Outstanding    (in Years)          Price        Exercisable          Price
  --------------             ----------     ----------     --------------   -------------     ------------
$7.50 to $9.83                 283,000       5.05                $8.96          179,668           $8.97
                              =========      =====               ======         ========          =====

               At December 31, 1996, options for 20,000 shares of common stock were available for future grant under the option plan and 47,000 shares of stock were available for future grant under the director option plan.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        Set forth below are the principal occupations and certain related information of the Company's directors and executive officers:

        John G. Tramontana, 51, has served as Chairman of the Board, President and Chief Executive Officer of the Company since its inception in September 1995. From November 1989 to March 1996, Mr. Tramontana was the chief operating officer and a director of Chemholding, a holding company for five pharmaceutical companies involved in the development, manufacture, and commercialization of active pharmaceutical ingredients and finished pharmaceutical products. Chemholding is a principal stockholder of the Company. Mr. Tramontana had significant responsibilities in the development, manufacture and commercialization of products of Chemholding. Mr. Tramontana was the chief operating officer and a director of Cerbios, chairman of the board of Cernelle and the president and a director of Cernitin, a cosmetic and health products distributor. In March 1996, Mr. Tramontana resigned from all his positions with Chemholding, Cerbios, Cernelle and Cernitin. In September 1996, following the sale of Cernelle to an unrelated third-party, Mr. Tramontana rejoined the board of directors of Cernelle. From 1985 to 1989, Mr. Tramontana was chief operating officer, vice president -- finance and a director of Ben Venue Laboratories, Inc., a pharmaceutical company specializing in the manufacture of sterile, injectable pharmaceutical products. From 1974 until 1985, Mr. Tramontana worked at Adria Laboratories Inc. (now Pharmacia & Upjohn, Inc.), the U.S. operating division of Erbamont NV, a prominent manufacturer and marketer of oncological products where from 1978 to 1984 he was treasurer, vice-president -- finance. Mr. Tramontana and Mr. Medors are brothers-in-law.

        Peter P. Stoelzle, 38, has served as Executive Vice President of the Company since July 1996. From December 1991 to July 1996, Mr. Stoelzle worked with Bausch & Lomb Pharmaceuticals, Inc. ("BLP"), most recently as Director, Regulatory Affairs where he was responsible for establishing and directing all regulatory aspects of BLP's generic drug program. During 1990, Mr. Stoelzle served as Associate Director, Product Development at Smith & Nephew Solopak Laboratories. From March 1987 to January 1990, Mr. Stoelzle was Associate Director, Research & Development at Ben Venue Laboratories, Inc., a contract pharmaceutical manufacturer. From February 1986 to March 1987, Mr. Stoelzle served as Senior Analytical Chemist at Adria Laboratories, Inc. (now Pharmacia & Upjohn, Inc.). From August 1983 to January 1986, Mr. Stoelzle was Manager of Product Development at Invenex Laboratories.

        Albert Z. Hodge, 44, has served as Vice President -- Quality Assurance of the Company since May 1996. From April 1993 to April 1996, Mr. Hodge served as Director of Quality Compliance and Manager of Regulatory Compliance for CIBA Vision Corp. where he was responsible for the development and implementation of ISO/GMP Quality Systems and facility validation programs. From February 1992 to March 1993, Mr. Hodge served as Regulatory Compliance Manager at Bausch and Lomb Pharmaceuticals, Inc. From 1989 to 1992, Mr. Hodge was Director of Quality Assurance at Life Technologies, Inc., a biotechnology company. From 1985 to 1989, Mr. Hodge served as Quality Assurance Manager at Organon Teknika, Inc., a pharmaceutical and medical device company. From 1980 to 1985, Mr. Hodge was a Safety and Quality Service Inspector for the United States Department of Agriculture.

        Michael K. Medors, 38, has served as Treasurer, Secretary and a director of the Company since its inception in September 1995. From 1991 to 1995, Mr. Medors was treasurer and general manager of Cernitin, a cosmetic and health products distributor. From October 20, 1982 to January 31, 1991, Mr. Medors was tax department supervisor of Automatic Data Processing, a company offering a diverse portfolio of employer, tax, banking and insurance services. Mr. Tramontana and Mr. Medors are brothers-in-law.

        Bernard Kramer, 43, has served as Vice President -- Marketing and a director of the Company since April 1996. From January 1988 until April 1996, Mr. Kramer worked at Bioren where he was a manager, responsible for quality control and business development of pharmaceutical products. Prior to 1988, Mr. Kramer held various senior management positions in the technical, quality control and regulatory affairs areas. From 1980 to 1987, Mr. Kramer was manager of the biological quality control and validation department at Vifor SA in Geneva. From 1979 to 1980, Mr. Kramer successfully completed postgraduate practice in research and development at Ciba- Geigy in Basel.

        Eric M. Chen, 26, has been a director since June 1996 and is a member of the Executive, Audit, and Compensation and Stock Option Committees. Mr. Chen is a Senior Vice-President of Fechtor, Detwiler & Co., Inc., an investment banking firm. From April 1996 to August 1996 Mr. Chen was a Managing Director at LT Lawrence & Co., Inc. From April 1995 to April 1996 Mr. Chen was Vice-President of Fechtor, Detwiler & Co., Inc. From June 1994 to April 1995, Mr. Chen was a research associate with Hambrecht & Quist Incorporated where he was responsible for selected biotechnology companies. From October 1992 to June 1994, Mr. Chen was an analyst with Furman Selz Incorporated, where he worked with a variety of companies in the media and entertainment and consumer retailing industries. Mr. Chen received a B.A. in Biology from Harvard University in 1992.

        John R. Morris, 66, was elected to the Board of Directors in March 1997, replacing a vacancy left by the resignation of Thomas W. D'Alonzo. Mr. Morris has been President of Biotrade Group since 1978, a worldwide brokerage company active in pharmaceutical and fine chemical industries. From 1967 to 1978 Mr. Morris was Chief Executive Officer for several operating companies of Glaxo Group.

        Philippe Rohrer, 39, is Chief Financial Officer of Bioren and Bigmar Pharmaceuticals. He joined Bioren in August 1991, as Finance and Administration manager with responsibility for finance, computerization and administration of Bioren. From July 1988 to August 1990, Mr. Rohrer was most recently Finance Director of the group l'AMY SA a company specializing in optical instruments. From September 1982 to July 1987, Mr. Rohrer worked at Cluett Peabody, Inc. as Product Manager and later as Finance and Administration Director.

        As of April 1997 there is one vacancy on the Board of Directors of the Company. This vacancy is the result of the resignation of Mr. James M. McCormick in December 1996.

        All directors hold office until the next annual meeting of stockholders of the Company and until their successors are elected and qualified or until their earlier resignation or removal. All officers of the Company are appointed by and serve at the discretion of the Board of Directors, except that John G. Tramontana has an employment agreement with the Company.

        John G. Tramontana and Michael K. Medors are brothers-in-law. There are no other family relationships between any director, executive officer or person nominated or chosen to become a director or executive officer and any other such person.

        Pursuant to an Underwriting Agreement between the Representative and the Company, dated June 19, 1996, for a period of five years from the consummation of the IPO, the Representative may designate one representative to be a member of the Board of Directors of the Company. The Representative initially designated Eric M. Chen, a former managing director of the Representative, to be a director of the Company.

BOARD COMMITTEES

        The Company has established, an Executive Committee, a Compensation and Stock Option Committee, and an Audit Committee. The Executive Committee exercises all the power and authority of the Board of

Directors in the management and affairs of the Company between meetings of the Board of Directors, to the extent permitted by law. The members of the Executive Committee are Eric M. Chen, John R. Morris and John G. Tramontana.

        The Compensation and Stock Option Committee make recommendations to the Board of Directors concerning compensation, including incentive arrangements, of the Company's officers and key employees and others and administers the Option Plan (as defined below) and determines the officers, key employees and others to be granted options under the Option Plan and the number of shares subject to such options. In addition, the Compensation and Stock Option Committee will administer the Director Option Plan. The members of the Compensation and Stock Option Committee are Michael K. Medors, Eric M. Chen, and John R. Morris.

        The Audit Committee will review and evaluate the results and scope of the audit and other services provided by the Company's independent accountants, as well as the Company's accounting principles and system of internal accounting controls. The members of the Audit Committee are Eric M. Chen, and John R. Morris.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 193, as amended, requires the Company's officers, directors and persons who own more than ten percent of the Company's Common Stock to file reports of ownership with the Commission and to furnish the Company with copies of these reports. Based solely upon its review of reports received by it, or upon written representation from certain reporting persons that no reports were required, the Company believes that during fiscal 1996 all filing requirements were met.

ITEM 11. EXECUTIVE COMPENSATION.

        The following table sets forth information regarding compensation paid by the Company since its inception to its Chief Executive Officer and the other most highly compensated executive officers whose annual compensation exceeded $100,000 for the fiscal year ended December 31, 1996 (the "Named Executives"):

                           SUMMARY COMPENSATION TABLE

Annual Compensation


Name and                           Salary         Bonus          Securities          All Other
principal position      Year          ($)           ($)          Underlying Options  Compensation (1)

John G. Tramontana      1996       $102,650       $25,000          125,000           $3,000
Chairman of the Board of
Directors, Chief
Executive Officer



(1) Amounts relate to annual auto allowance.

                          OPTION GRANTS IN FISCAL 1996


                                                                                                     POTENTIAL REALIZABLE VALUE
                                                                                                       AT ASSUMED ANNUAL RATE
                                                                                                     OF STOCK PRICE APPRECIATION
                                                                                                           FOR OPTION TERM
                                                                                                     --------------------------
                     NUMBER OF SECURITIES    % OF TOTAL OPTIONS
                     UNDERLYING OPTIONS      GRANTED TO EMPLOYEES   EXERCISE PRICE   EXPIRATION
         NAME            GRANTED(1)             IN FISCAL 1996       ($ PER SHARE)     DATE               5%           10%
------------------   --------------------    --------------------   --------------   ----------      -----------    ---------
JOHN G. TRAMONTANA         114,82(2)                40.%               $8.94           8/20/01         $283,623     $626,732
                           10,1(3)                  3.6%               $9.83           8/20/01          $27,623      $61,039



---------------
(1)  UNDERLYING OPTION AMOUNTS ARE STATED IN TERMS OF COMMON STOCK.
(2)  NON-QUALIFIED STOCK OPTION.
(3)  INCENTIVE STOCK OPTION.

                          FISCAL 1996 OPTION EXERCISES
                        AND FISCAL YEAR-END OPTION VALUES

        No options were exercised during the fiscal year ended December 31, 1996. The Company has no outstanding stock appreciation rights.


                                                     NUMBER OF SECURITIES UNDERLYING    VALUE OF UNEXERCISED
                                                        UNDERLYING UNEXERCISED           IN-THE-MONEY
                      SHARES ACQUIRED      VALUE           OPTIONS AT FY-END            OPTIONS AT FY-END
        NAME            ON EXERCISE      REALIZED      EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE
JOHN G. TRAMONTANA          -               -                125,000/NONE                    $0/$0


EMPLOYMENT AGREEMENTS

        In April 1996, the Company entered into an employment agreement with Mr. Tramontana to serve as the Company's President and Chief Executive Officer. The employment agreement is for a five-year term commencing June __ 1996 and is subject to automatic annual renewal unless earlier terminated. Pursuant to the terms of this employment agreement, Mr. Tramontana is required to devote his full business time and attention to fulfill his duties and responsibilities to the Company. Mr. Tramontana will receive a base salary of $200,000 for the first year of the term of the employment agreement with subsequent annual cost of living increases at the discretion of the Company's Board of Directors. In addition to his base salary, Mr. Tramontana is entitled to receive an annual bonus, at the discretion of the Board of Directors, provided such bonus is equal to at least 25% of his base salary. Mr. Tramontana's employment agreement provides that the Company is required to provide Mr. Tramontana with an automobile allowance of $6,000 per annum and the Company is required to obtain life insurance coverage on the life and for the benefit of Mr. Tramontana in an amount equal to $500,000, assuming he is insurable. Mr. Tramontana will also have the right to participate in all benefit plans afforded or which may be afforded to other executive officers during the term of the agreement including, without limitation, group insurance, health, hospital, dental, major medical, life and disability insurance, stock option plans and other similar fringe benefits. If Mr. Tramontana dies or is unable to perform his duties on account of illness or other incapacity and the agreement is terminated, he or his legal representative shall receive from the Company the base salary which would otherwise be due to the end of the month during which the termination of employment occurred plus three additional months of base salary in the event of death and six additional months of base salary in the event of illness or other incapacity. The agreement further provides that if the Company terminates Mr. Tramontana's employment for cause or if Mr. Tramontana voluntarily leaves the employment of the Company, Mr. Tramontana shall receive his salary through the end of the month in which the termination occurred. If Mr. Tramontana's employment is terminated by the Company without cause, Mr. Tramontana shall receive from the Company the base salary which would otherwise be due to the end of the month during which the termination of employment occurred plus four additional months. Mr. Tramontana's employment agreement contains certain confidentiality and non-competition provisions. The Company has obtained $2,000,000 of key-person life insurance for the benefit of the Company on the life of Mr. Tramontana. During the second quarter of 1997, Mr.

Tramontana will be paid the minimum bonus of 25% of his base salary.

DIRECTOR COMPENSATION

        Directors who are not employees of the Company receive $500 per meeting attended as a director. Committee members receive $500 per committee meeting attended. In addition, all directors will be reimbursed for their reasonable out-of-pocket expenses in connection with attending meetings of the Board or any committee thereof.

DIRECTOR OPTION PLAN

        The Board of Directors has adopted a director stock option plan ("Director Option Plan") pursuant to which directors who are not otherwise affiliated with the Company (such as employees or consultants of the Company, or an affiliate thereof) will receive options to purchase Common Stock. The purpose of the Director Option Plan is to promote the overall financial objectives of the Company and its stockholders by motivating directors to achieve long-term growth in stockholder equity in the Company, to further align the interest of the directors with those of the Company's stockholders and to recruit and retain the association of these directors. The Director Option Plan provides for the award of up to an aggregate of 50,000 shares of Common Stock and will be administered by the Compensation and Stock Option Committee.

        The Director Option Plan provides for (i) the grant, upon the consummation of the IPO, of an option to purchase 3,000 shares of Common Stock to each director who was not an employee or consultant of the Company and (ii) the grant of an option to purchase 1,500 shares of Common Stock on the date of each regular annual stockholder meeting to each participant who either is continuing as a director subsequent to the meeting or who is elected at such meeting to serve as a director. Options granted under the Director Option Plan must provide for the purchase of shares of Common Stock at an exercise price of not less than the fair market value of the Common Stock on the date of grant. No option under the plan may be exercisable 10 years after its date of grant. Options granted under the Director Option Plan will not be transferable by the optionee other than by will, by the laws of descent and distribution or as required by law.

        During the fiscal year ended December 31, 1996, pursuant to the Director Option Plan, Messrs. Eric Chen, James M. McCormick and Thomas W. D'Alonzo were each granted an option to purchase 3,000 shares of Common Stock at an exercise price of $7.50.

OPTION PLAN

        In April 1996, the Board of Directors adopted and the stockholders approved an option plan (the "Option Plan"). The Option Plan provides for the grant of incentive stock options ("ISOs") (within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended) and non-qualified stock options ("NQSOs") to directors, officers and employees of the Company. The Option Plan further provides for the grant of NQSOs to directors and agents of, and consultants to, the Company, whether or not employees of the Company. The purpose of the Option Plan is to attract and retain exemplary directors, employees, agents, and consultants. All options granted under the Option Plan are set at an exercise price of not less than the fair market value of the Common Stock on the date of grant. All options granted under the Option Plan will not be transferable by the optionee other than by will, by the laws of descent and distribution or as required by law.

        Options granted under the Option Plan may not be exercisable for terms in excess of 10 years from the date of grant. In addition, no options may be granted under the Option Plan later than 10 years after the Option Plan's effective date. The total number of shares of Common Stock with respect to which options will be granted under the Option Plan is 300,000. The shares subject to and available under the Option Plan may consist, in whole or in part, of authorized but unissued stock or treasury stock not reserved for any other purpose. Any shares subject to an option that terminates, expires or lapses for any reason, and any shares purchased pursuant to an option and subsequently repurchased by the Company pursuant to the terms of the option, shall again be available for grant under the Option Plan.

        The Option Plan is administered by the Board of Directors of the Company which determines, in its discretion, among other things, the recipients of grants, whether a grant will consist of ISOs or NQSOs, or a combination thereof, and the number of shares of Common Stock to be subject to such options. The Board of Directors of the Company may, in its discretion, delegate its power, duties and responsibilities under the Option Plan to a committee consisting of two or more directors who are "disinterested persons" within the meaning of Rule 16b-3 promulgated under the Securities Act of 1934, as amended. The Compensation and Stock Option Committee, which is responsible for administering the Option Plan, will be composed of Michael K. Medors, Eric M. Chen and John R. Morris.

        The Option Plan contains certain limitations applicable only to ISOs granted thereunder. To the extent that the aggregate fair market value, as of the date of grant, of the shares to which ISOs become exercisable for the first time by an optionee during the calendar year exceeds $100,000, the ISO will be treated as a NQSO. In addition, if an optionee beneficially owns more than 10% of the Common Stock at the time the individual is granted an ISO, the option price per share cannot be less than 110% of the fair market value per share and the term of the option cannot exceed five years.

        During the fiscal year ended December 31, 1996, pursuant to the Option Plan, John G. Tramontana was granted an option to purchase 10,171 and 114,829 shares of Common Stock at exercise prices of $9.83 and $8.94 respectively, Peter
P. Stoelzle was granted an option to purchase 75,000 shares of Common Stock at an exercise price of $8.94, Bernard Kramer was granted an option to purchase 25,000 shares of Common Stock at an exercise price of $8.94, Philippe Roher was granted an option to purchase 25,000 shares of Common Stock at an exercise price of $8.94, Albert Z. Hodge was granted an option to purchase 15,000 shares of Common Stock at an exercise price of $8.94, and certain other individuals were granted options to purchase 15,000 shares of Common Stock at an exercise price of $8.94.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The Common Stock is the Company's only outstanding class of voting securities.

(A) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

         The following table sets forth beneficial ownership of Common Stock as of April 14, 1997 by each person known by the Company to be the beneficial owner of more than five percent of the Common Stock.


                        Name and address         Amount and nature of
Title of class          of  beneficial owner     beneficial ownership    Percent of class

Common Stock            Chemholding SA (1)           1,010,563              25.4%
                        Via Pian Scairolo 6
                        CH-6917 Barbengo
                        Switzerland


        (1) The principal business of Chemholding, a Swiss holding company, is the manufacture and distribution of pharmaceutical products. Maria Pia Melera, Jan Jacob Van Troostenburg, Pier Angelo Ghirlanda and Patrizia Melera Kaar (the "Chem Holders") are each officers, directors and/or principal stockholders of Chemholding and own in the aggregate approximately 80% of its outstanding capital stock. Chemholding has the sole power to vote or to direct the vote, and to dispose or to direct the disposition of, the 1,010,563 shares of Common Stock held by it, representing 25.4% of the issued and outstanding shares of Common Stock. Each individual Chem Holder has the sole power to vote or to direct the vote, and to dispose or to direct the disposition of, the 70,775 shares of Common Stock held by such person, representing 1.8% of the issued and outstanding shares of Common Stock. Each individual Chem Holder may be deemed to share the power to vote or to direct the vote, and to dispose or to direct the disposition of, the 1,010,563 shares of Common Stock owned by Chemholding. Maria Pia Melera is the mother of Patrizia Melera Kaar. The foregoing is based upon information filed with the Commission on Schedule 13D filed on February 28, 1997.

        See (b) below for the beneficial ownership of John G. Tramontana.

(B) SECURITY OWNERSHIP OF MANAGEMENT.

        The following table sets forth beneficial ownership of Common Stock as of April 14, 1997 by each (i) director of the Company, (ii) each of the executive officers included in the Summary Compensation Table (See Item 11, Executive Compensation), and (iii) all directors and executive officers of the Company as a group.


Title of class          Name of beneficial     Amount and nature of
                        owner                  beneficial ownership   Percent of class
Common Stock            John G. Tramontana      1,098,368(1)          26.7%


Common Stock            Bernard Kramer         8,334 (2)                 *

Common Stock            Michael K. Medors      0                         *

Common Stock            Eric M. Chen           3,000 (3)                 *

Common Stock            John R. Morris         0                         *

Common Stock            All directors      1,153,036                   27.7%
                        andexecutive  officers as
                        a group (seven persons)


* Less than 1%

        (1) Includes 125,000 shares of Common Stock underlying options currently exercisable.

        (2) Includes 8,334 shares of Common Stock underlying options currently exercisable. Does not include 16,666 shares of Common Stock underlying options not currently exercisable.

        (3) Includes 3,000 shares of Common Stock underlying options currently exercisable. Does not include 11,433 shares of Common Stock underlying warrants not currently exercisable.

(c) Changes in Control

        The Company is not aware of any arrangements, the operation of which may at a subsequent date result in a change of control of the Company

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

TRANSACTIONS WITH PRINCIPAL STOCKHOLDERS

        In November 1995, Bioren entered into the Sapec Agreement and Bigmar Pharmaceuticals entered into the Cernelle Agreement. Pursuant to the terms of the Sapec Agreement Bioren paid Sapec a one-time fee of $100,000 upon notification by Sapec or Cernelle that their respective oncological products were ready for shipment. In addition, in November 1995, Bigmar Pharmaceuticals entered into the Bioferment Agreement. Pursuant to the terms of the Bioferment Agreement, Bigmar Pharmaceuticals paid Bioferment a $100,000. At the time of negotiation and execution of the foregoing agreements, John G. Tramontana, the Company's Chairman of the Board, President, and Chief Executive Officer, was the Chief Operating Officer and a director of Cerbios, Chairman of the Board of Cernelle and a director of Chemholding, a principal stockholder of the Company. Chemholding is the sole stockholder of Cerbios of which Sapec and Bioferment are divisions. Until July 1996, Cerbios was the sole stockholder of Cernelle. Certain stockholders of the Company own in the aggregate approximately 80% of the capital stock of Chemholding. John G. Tramontana is not a stockholder of Chemholding, Cerbios or Cernelle. On March 27, 1997, the Company reached the Settlement, and as a result of the Settlement terminated the contracts it had entered into with Sapec and Bioferment. In July 1996, Cernelle was sold to an unrelated third party. The Company's agreement with Cernelle has not been terminated. Mr. Tramontana joined the board of directors of Cernelle in September 1996.

        In 1995, Unione Farmaceutica SA, which is owned by certain stockholders of the Company, loaned

$1,809,524 to the Company bearing interest at the rate of 9% per annum. The principal on the loan was repaid in August 1996. For the fiscal year ended December 31, 1995, the Company made interest payments to Unione Farmaceutica SA in the amount of $151,000. For the fiscal year ended December 31, 1996, the Company made interest payments to Unione Farmaceutica in the amount of $96,373.

        On January 8, 1995, Chemholding agreed to be a surety for Bigmar Pharmaceuticals in the amount of $1.3 million for the loans with respect to the Bigmar Facility.

        For the fiscal year ended December 31, 1995, the Company purchased inventory from Cernelle and Cerbios in the aggregate amount of $206,000 and paid selling, general and administrative expenses and freight charges to Cerbios in the amount of $169,000. For the fiscal year ended December 31, 1996, such purchases aggregated $965,000 and the fee accrued for Cerbios in connection with the settlement aggregated approximately $300,000.

        In June 1995, all of the outstanding capital stock of Bioren was purchased by Bigmar Pharmaceuticals, for an aggregate purchase price of approximately $9.4 million, consisting of approximately $5.2 million in cash and the assumption of certain of the Bioren's liabilities in the aggregate principal amount of $4.2 million. In addition, in connection with the Bioren Acquisition, Bigmar Pharmaceuticals became a guarantor on a bank loan to Bioren in the principal amount of $2.6 million, which was collateralized by the Bioren Facility, and provided a guarantee on a second mortgage in the aggregate principal amount of approximately $1.7 million on the Bioren Facility. In addition, simultaneous with the Bioren Acquisition, in June 1995, Bigmar Pharmaceuticals sold one-half of its equity interest in Bioren to the Bioren Holders for approximately $2.6 million. This sale included 500 shares (10% of Bioren's outstanding stock) to John G. Tramontana, the Company's Chairman of the Board, President and Chief Executive Officer, for approximately $500,000.

        In September 1995, the Company sold an aggregate of 2,375,000 shares of Common Stock to its existing stockholders prior to the IPO and on April 8, 1996 such existing stockholders contributed 99% of these shares of Common Stock to the Company. On April 9, 1996, the Bioren Holders exchanged their capital stock in Bioren (representing 50% of the outstanding Bioren capital stock) for 350,312 shares of the Common Stock of the Company with an approximate fair market value (based on the initial public offering price of $7.50 per share) of $2,627,340 and the stockholders of Bigmar Pharmaceuticals exchanged all of the capital stock of Bigmar Pharmaceuticals for 2,000,938 shares of Common Stock of the Company with an approximate fair market value (based on the initial public offering price of $7.50 per share) of $15,007,035.

TRANSACTIONS WITH DIRECTORS AND EXECUTIVE OFFICERS

        In March 1996, the Company entered into a sublease agreement with Cernitin. The sublease is month to month and the Company expects to terminate the lease on May 31, 1997. The sublease is at a rental of approximately $22,315 per annum. Mr Tramontana was the President and a director of Cernitin and Michael K. Medors was the treasurer and general manager of Cernitin at the time of the negotiation and execution of the sublease.

        In April 1996, John G. Tramontana entered into five-year employment agreement with the Company. In August 1996, pursuant to the Option Plan, Mr. Tramontana was granted an option to purchase 10,171 and 114,829 shares of Common Stock at exercise prices of $9.83 and $8.94 respectively. In addition, the Company granted options to certain directors and officers of the Company. See -
Item 11 Executive Compensation.

        In June 1996, the Company granted to the Representative an option to purchase 140,000 shares of

Common Stock at an exercise price per share equal to $9.75. In _____ 1996 the Representative assigned to Mr. Eric Chen a warrants to purchase 11,433 shares of Common Stock at an exercise price equal to $9.75.

        In December 1996, the Company entered into the Lease with JTech. The Lease commences on the completion of construction of an approximately 8,600 square foot office and laboratory facility. The Lease provides for a rental of approximately $120,000 per annum with the first years rent due in full at the time of commencement of the Lease discounted at 9%. Mr. Tramontana was the President and director of JTech and Michael K. Medors was the Treasurer and director of JTech at the time of the negotiation and execution of the Lease. Mr. Tramontana and Mr. Medors continue to hold such positions with JTech.

        Mr. Tramontana and Chemholding may be deemed to be founders or promoters of the Company as that term is defined under the Securities Act.

        Certain of the transactions set forth above have been entered into by the Company with certain persons who, at the time of such transactions, might have been deemed control persons or affiliates of the Company. Notwithstanding the foregoing, the Company believes that the terms of these transactions are no less favorable to the Company than it would have obtained from unaffiliated third parties. The Company anticipates that all future transactions and loans between the Company and its officers, directors, 5% stockholders and affiliates will be on terms no less favorable than could be obtained from unaffiliated third parties and that such transactions and loans will be approved by a majority of the independent disinterested directors of the Company. There can be no assurance that the company will be able to negotiate future transactions and loans on favorable terms to the Company or at all.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) (1) and (2) FINANCIAL STATEMENTS AND SCHEDULES.

        All financial statements and schedules required to be filed by Item 8 of this Form and included in this report have been listed previously under Item 8. No additional financial statements or schedules are being filed since the requirements of paragraph (d) under Item 14 are not applicable to the Company.

(3) EXHIBITS.

        Exhibit Number         Description of Exhibit                 Filing Status
        --------------         ----------------------                 -------------
             3.1               Restated and Amended Certificate             a
                               of Incorporation

            3.1(a)             Certificate of Correction to                 a
                               Restated and Amended Certificate
                               of Incorporation of the Registrant

             3.2               Restated By-Laws of the                      a
                               Registrant

            3.2(a)             Amendment to Restated By-Laws                a
                               of the Registrant


                                     - 40 -

        Exhibit Number         Description of Exhibit                 Filing Status
        --------------         ----------------------                 -------------
             4.1               Specimen Stock Certificate                   a

             4.2               Form of Representatives Warrant              a

             10.1              Intentionally Omitted                        a

             10.2              Partnership Agreement, dated as              a
                               of October 1995, between Bigmar
                               Therapeutics, Inc. and Protyde
                               Oncology Therapeutics, Inc.

             10.3              Sales and Marketing Agreement,               a
                               dated as of October 1995, between
                               Protyde-Bigmar Therapeutics and
                               Protyde Corporation

             10.4              Manufacturing Agreement, dated               a
                               as of October 1995, between
                               Protyde-Bigmar Therapeutics and
                               the Registrant

             10.5              Sublease Agreement, dated as of              a
                               March  1,  1996,   between  the
                               Registrant and Cernitin America, Inc.

             10.6              Form of Indemnification                      a
                               Agreement

             10.7              *Employment Agreement, dated as              a
                               of April 15, 1996, between the
                               Registrant and John G.
                               Tramontana

             10.8              Form of Medical Advisory                     a
                               Agreement

             10.9              Form of Scientific Advisory                  a
                               Agreement

            10.10              Exclusive Distribution and Supply            a
                               Agreement, dated November 5,
                               1995, between Bigmar
                               Pharmaceuticals SA and
                               AB Cernelle

            10.11              Technical Services Agreement,                a
                               dated November 5, 1995, between
                               Bigmar Pharmaceuticals SA and
                               AB Cernelle


        Exhibit Number         Description of Exhibit                 Filing Status
        --------------         ----------------------                 -------------
            10.12              License and Supply Agreement,                a
                               dated November 14, 1995,
                               between Bigmar Pharmaceuticals
                               SA and Bioferment division of
                               Cerbios-Pharma SA

            10.13              Exclusive Distribution and Supply            a
                               Agreement, dated as of December
                               14, 1995, between Bigmar
                               Pharmaceuticals SA and
                               Bioferment division of
                               Cerbios-Pharma SA

            10.14              Exclusive Distribution Agreement,            a
                               dated November 14, 1995,
                               between Bioren SA and SAPEC
                               division of Cerbios-Pharma SA

            10.15              Stock for Stock Exchange                     a
                               Agreement, dated April 9, 1996,
                               between the Registrant and its
                               stockholders

            10.16              Contribution Agreement, dated                a
                               April 8, 1996, between the
                               Registrant and its stockholders

            10.17              Exclusive Distribution Agreement,            a
                               dated December 22, 1995,
                               between Bigmar Pharmaceuticals
                               SA and Boehringer Mannheim
                               Italia S.p.A.

            10.18              International Activities                     a
                               Agreements, dated March 3, 1994,
                               between Bigmar Pharmaceuticals
                               SA and Medac GmbH

            10.19              Distribution Agreement, dated                a
                               October 10, 1994 between Bigmar
                               Pharmaceuticals SA and Pharma
                               Stroschein GmbH

            10.20              Distribution Agreement, dated                a
                               July 31, 1995, between Bigmar
                               Pharmaceuticals SA and
                               Laboratorios Vita S.A.

            10.21              Supply and Collaboration                     a
                               Agreement, dated March 8, 1995,
                               between
                               Bioren SA and PLM Langeskov
                               A/S


        Exhibit Number         Description of Exhibit                 Filing Status
        --------------         ----------------------                 -------------
            10.22              Agreement, dated December 21,                a
                               1995, between Laevosan
                               international AG and Bigmar
                               Pharmaceuticals SA

            10.23              Loan documentation between                   a
                               Bioren SA and Union Bank of
                               Switzerland

            10.24              Loan documentation between                   a
                               Bigmar Pharmaceuticals SA and
                               Union Bank of Switzerland

            10.25              Registrant's 1996 Stock Option               a
                               Plan

            10.26              *Form of Non-qualified Stock                 a
                               Option Agreement under the 1996
                               Stock Option Plan

            10.27              *Form of Incentive Stock Option              a
                               Agreement under the 1996 Stock
                               Option Plan

            10.28              *Form of Registrant's Director               a
                               Option Plan

            10.29              Acquisition Agreement, dated                 a
                               June 22, 1995, between Galenica
                               Holding AG and the Registrant

            10.30              Extension of Licensing Agreement,            a
                               dated October 27, 1995, between
                               Dr. F. Messi Cell Culture
                               Technologies and Bigmar
                               Pharmaceuticals SA

            10.31              Agreements between Bigmar                    a
                               Pharmaceuticals SA and Unione
                               Farmaceutica SA

            10.40              Lease Agreement, dated as of          Filed herewith
                               December 31, 1996, between the
                               Registrant and JTech Laboratories,
                               Inc.

            10.41              Cancellation Agreement, dated as      Filed Herewith
                               of March 27, 1997, between the
                               Registrant and Cerbios-Pharma
                               SA

            10.42              Release dated March 27, 1997          Filed Herewith
                               issued by Cerbios Pharma in favor
                               of the Registrant



        Exhibit Number         Description of Exhibit                 Filing Status
        --------------         ----------------------                 -------------
            10.43              Cancellation Agreement, dated as      Filed Herewith
                               of March 27, 1997, between the
                               Registrant and Cerbios-Pharma
                               SA

            10.44              Cancellation Agreement, dated as      Filed Herewith
                               of March 27, 1997, between the
                               Registrant and Cerbios-Pharma
                               SA

            10.45              Libor Mortgage Loan Agreement,        Filed Herewith
                               dated February 26, 1997, between
                               Union Bank of Switzerland and the
                               Registrant

            10.46              Credit Contract and Libor Loan        Filed herewith
                               ContractAgreement, dated
                               December 13, 1996, between
                               Union Bank of Switzerland and the
                               Registrant

            10.47              *Employment Agreement, dated as        File Herewith
                               of July 1, 1996, between the
                               Registrant and Albert Z Hodge, Jr.

            10.48              *Employment Agreement, dated as       Filed Herewith
                               of April 15, 1996, between the
                               Registrant and Peter P. Stoelze

              11               Statements re Computation of per      Filed herewith
                               share earnings

             21.1              Subsidiaries of the Company                  a

              27               Financial Data Schedule               Filed herewith



a = Incorporated by reference to the Company's Registration Statement No. 333-3830 declared effective by the Commission on June 19, 1996.

* = Includes compensatory plan and or arrangements required to be filed pursuant to Item 14(c) of this Form 10K.

(b)     REPORTS ON FORM 8-K.

        No reports on Form 8-K were filed during the last quarter of the fiscal year.

(c)     See (a)3

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         BIGMAR, INC.

                                         By:    John G. Tramontana
                                             ___________________________________
Date: April 15, 1997                            John G. Tramontana
                                                Chairman of the Board
                                                of Directors and Chief Executive
                                                Officer (Principal Executive
                                                Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


          Signature                       Capacity                         Date
          ---------                       --------                         ----

John G. Tramontana             Chairman of the Board of               April 15, 1997
------------------------       Directors and Chief Executive
John G. Tramontana             Officer (Principal Executive
                               Officer)


Michael K. Medors              Treasurer, Secretary, and              April 15, 1997
------------------------        Director  (Principal
Michael K. Medors              Accounting and Financial
                               Officer)


                                          Director                    April 15, 1997
------------------------
Eric M. Chen


Bernard Kramer                            Director                    April 15, 1997
------------------------
Bernard Kramer


                                          Director                    April 15, 1997
------------------------
John R. Morris


                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   BIGMAR, INC.

                                                   By:

------------------------------
Date: April 15, 1997                                      John G. Tramontana
                                                          Chairman of the Board
                                                          of Directors and Chief
                                                          Executive Officer
                                                          (Principal Executive
                                                          Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


          Signature                       Capacity                         Date
          ---------                       --------                         ----


______________________         Chairman of the Board of               April 15, 1997
John G. Tramontana             Directors and Chief Executive
                               Officer (Principal Executive
                               Officer)


______________________         Treasurer, Secretary, and              April 15, 1997
Michael K. Medors               Director (Principal
                               Accounting and Financial
                               Officer)


______________________                    Director                    April 15, 1997
Eric M. Chen


______________________                    Director                    April 15, 1997
Bernard Kramer




______________________
John R. Morris                            Director                    April 15, 1997
