Form 10-Q
period 1997-03-31
BIGMAR INC
filed 1997-05-20
CIK 1012466

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

 X    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
---
                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----  EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM           TO         .
                                                         -----------  ---------

                         Commission file number 1-14416

                                  BIGMAR, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                   31-1445779
    -------------------------------                    -------------------
    (State or other jurisdiction of                       (IRS Employer
    incorporation or organization)                     Identification No.)

    6660 Doubletree Avenue, Columbus, Ohio                     43229
    ----------------------------------------                 ----------
    (Address of principal executive offices)                 (Zip code)

                                 (614) 848-8380
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and 2) has been subject to such
filing requirements for the past 90 days. YES  X   NO    .
                                             -----   -----

As of May 19, 1997, 3,985,000 shares of common stock of the Registrant were outstanding.

                         BIGMAR, INC. AND SUBSIDIARIES

                                     INDEX

                                                                          Page no.
Part I    FINANCIAL INFORMATION:

Item 1.   Financial Statements

          Consolidated Balance Sheet as of March 31, 1997, and
             December 31, 1996 (Unaudited)....................................3

          Consolidated Condensed Statements of Income for the three months ended March 31, 1997 and 1996 (Unaudited).........................4

          Consolidated Condensed Statement of Cash Flows for the three months ended March 31, 1997 and 1996 (Unaudited)..................5

          Notes to Consolidated Condensed Financial
          Statements (Unaudited)..............................................6

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............................7

Part II   OTHER INFORMATION:

Item 5.   Other information..................................................13


Item 6.   Exhibits and reports on Form 8-K...................................13

          SIGNATURES.........................................................14

                         BIGMAR, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                                      March 31             December 31
                                                                                        1997                   1996
                                                                                    --------------        ---------------
ASSETS                                                                               (unaudited)
Current assets:
            Cash..................................................................    $ 1,805,738          $ 4,362,938
            Investments, at market................................................          8,736                9,444
            Accounts receivable, net of allowances of $41,436
              and $44,703 at March 31, 1997 and December 31,
              1996, respectively..................................................        982,569              772,491
            Inventory.............................................................      1,024,387              950,471
            Prepaid expenses and other current assets.............................        299,611              470,584
                                                                                      -----------          -----------
                       Total current assets.......................................      4,121,041            6,565,928

Property, plant and equipment, at cost, less
  accumulated depreciation and amortization.......................................     16,773,708           17,407,140
Intangible Assets                                                                         266,179              297,101
                                                                                      -----------          -----------
                       Total......................................................     21,160,928           24,270,169
                                                                                      ===========          ===========

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities:
            Accounts Payable......................................................      1,592,125            1,721,846
            Notes Payable.........................................................      1,381,215            1,529,993
            Current portion of long-term debt.....................................         86,326              466,594
            Due to related parties................................................        208,648              983,490
            Advances on reimbursable expenses.....................................        750,000              750,000
            Accrued expenses and other current liabilities........................        503,479              568,903
                                                                                      -----------          -----------
                       Total current liabilities..................................      4,521,793            6,020,826

Long term debt....................................................................      6,802,486            7,353,490
                                                                                      -----------          -----------
                       Total liabilities..........................................     11,324,279           13,374,316

Stockholders' equity
            Preferred Stock ($.001par value; 5,000,000 shares
              authorized; none issued)............................................
            Common stock ($.001 par value; 15,000,000 shares
              authorized; 3,985,000 shares issued and outstanding
              in 1997 and 1996)...................................................          3,985                3,985
            Additional paid-in capital............................................     13,333,366           13,333,366
            Cumulative translation adjustment.....................................     (1,106,428)            (806,892)
            Retained earnings (deficit)...........................................     (2,394,274)          (1,634,606)
                                                                                      -----------          -----------
                       Total stockholders' equity.................................      9,836,649           10,895,853

                       Total......................................................     21,160,928           24,270,169
                                                                                      ===========          ===========

          See accompanying notes to Consolidated Financial Statements

                         BIGMAR, INC. AND SUBSIDIARIES

                  Consolidated Condensed Statements of Income
                                  (Unaudited)

                                                               Three Month Period
                                                                 ended March 31
                                                      -------------------------------------
                                                          1997                      1996
                                                       ----------                ----------
Net Sales                                               1,730,099                 1,898,002

Cost of Sales                                           1,373,292                 1,151,099

                                                       ----------                ----------
Gross Profit                                              356,807                   746,903

Operating Expenses:
  Research & Development                                  218,174                    88,394
  Selling, General & Administrative                       932,272                   547,463
                                                       ----------                ----------
Total Operating Expenses                                1,150,446                   635,857
                                                       ----------                ----------
Operating Income (Loss)                                  (793,639)                  111,046


Interest Income (Expense)                                 (91,352)                  (83,460)

Other Income (Expenses)                                   140,171                    24,095

                                                       ----------                ----------
Income (Loss) Before Taxes                               (744,820)                   51,681

Taxes                                                           -                         -
                                                       ----------                ----------
Net Income (Loss)                                        (744,820)                   51,681
                                                       ==========                ==========

Net income (Loss) per share:                           $   ( 0.19)               $     0.02
                                                       ----------                ----------

Average number of common
    shares outstanding:                                 3,985,000                 2,375,000
                                                       ----------                ----------


          See accompanying notes to Consolidated Financial Statements

                         BIGMAR, INC. AND SUBSIDIARIES

                Consolidated Condensed Statements Of Cash Flows
                                  (Unaudited)

                                                                                       Three month period
                                                                                         ended March 31
                                                                                ---------------------------------
                                                                                   1997                  1996
                                                                                -----------           -----------
Cash flows from operating activities:
   Net Income.................................................................  $  (744,820)          $    51,681
   Adjustments to reconcile net income to
    net cash provided by operating activities:
            Depreciation and amortization.....................................      142,162                48,743
            Change in operating assets & liabilities:
             (Increase)/decrease in accounts receivable.......................     (322,602)             (425,615)
             (Increase)/decrease in related party receivable..................                            163,975
             (Increase)/decrease in inventory.................................     (213,552)             (111,439)
             (Increase)/decrease in other current assets......................      107,412                95,522
             Increase due to related party....................................                             68,013
             Increase/(decrease) in accounts and other payable................     (552,212)              793,198
             Increase in advances on reimbursable expenses....................                            750,000
             Increase/(decrease) in accruals and other current liabilities....        3,623              (105,729)
                                                                                -----------           -----------
                        Net cash provided by operations.......................   (1,579,989)            1,328,349
                                                                                -----------           -----------

Cash flows from investing activities:
  Purchase of property, plant & equipment.....................................   (1,264,882)             (988,633)
  Deposits on equipment.......................................................         (682)           (1,553,315)
  Increase in other assets....................................................       (6,630)             (240,566)
                                                                                -----------           -----------
                        Net cash (used in) investing activities...............   (1,272,194)           (2,782,514)
                                                                                -----------           -----------

Cash flows from financing activities:
  Short term borrowing........................................................     (311,116)                    -
  Net proceeds from issuance of equity securities.............................            -                     -
  Long term borrowing.........................................................      530,936             1,559,731
  Deferred offering costs.....................................................                           (141,515)
                                                                                -----------           -----------
                        Net cash provided by financing activities.............      219,820             1,418,216
                                                                                -----------           -----------

Effect of exchange rate changes on cash.......................................       75,163              (132,099)
                                                                                -----------           -----------

Net increase/(decrease) in cash...............................................   (2,557,200)             (168,048)

Cash - beginning of period....................................................    4,362,938             1,425,603
                                                                                -----------           -----------

Cash - end of period..........................................................  $ 1,805,738           $ 1,257,555
                                                                                ===========           ===========

Supplemental disclosure of cash flow information:
            Cash paid during the period for
                       Interest...............................................  $    13,284           $    13,284
                       Income taxes...........................................  $     8,673           $     8,673
            Equipment purchases included in accounts payable..................  $   420,489           $ 1,071,821

          See accompanying notes to Consolidated Financial Statements

                         BIGMAR, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

Bigmar, Inc. ("Bigmar") is a Delaware corporation which owns 100% of the capital stock of two Swiss corporations (Bioren SA ("Bioren") and Bigmar Pharmaceuticals SA ("Bigmar Pharmaceuticals")) and 100% of the stock of a Delaware corporation (Bigmar Therapeutics, Inc.).

In the opinion of management, the accompanying unaudited consolidated condensed financial statements include all adjustments (consisting of normal recurring accruals or adjustments only) necessary to present fairly the financial position at March 31, 1997, and the results of operations and the cash flows for all periods presented. The results of operations for the interim period periods are not necessarily indicative of the results to be obtained for the entire year.

For a summary of significant accounting policies (which have not changed from December 31, 1996) and additional financial information, see Bigmar's Annual report on form 10-K for the year ended December 31, 1996, including the consolidated financial statements and notes thereto which should be read in conjunction with these financial statements.

2.  PUBLIC OFFERING

On June 25, 1996, Bigmar completed an initial public offering of 1,610,000 shares, inclusive of the over-allotment option for 210,000 shares, of common stock, par value $.001 per share ("Common Stock") at $7.50 per share ("IPO"). The net proceeds from this offering, after deducting all associated offering costs, aggregated approximately $9.4 million. Approximately $1.9 million of the proceeds was used to repay a short term loan. The remaining net proceeds are designated to be used for the acquisition, testing and manufacturing of oncological products and for general corporate purposes, including working capital.

                         BIGMAR, INC. AND SUBSIDIARIES

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

Bigmar, Inc. and subsidiaries (the "Company") is engaged in the marketing of oncological products and the manufacturing and marketing of intravenous infusion solutions in Europe. Bigmar has distribution rights to over twenty generic oncological products and has established a network of companies within Europe and in the United States to market its products. The Company has received provisional approval for the manufacturing in Switzerland of two generic oncological products, calcium leucovorin and methotrexate. The Company anticipates that all regulatory approvals for the sale of these products in Germany, Switzerland, Italy and Spain will be obtained during the second half of 1997. There can be no assurance, however, that such approvals will ever be obtained. In addition the Company has received approval to market doxorubicin, methotrexate and calcium leucovorin in Germany.

Bigmar was incorporated in Delaware in September 1995 and has three wholly-owned subsidiaries: Bigmar Pharmaceuticals, a Swiss corporation formed in January 1992; Bigmar Therapeutics, Inc., a Delaware corporation formed in September 1995; and, Bioren, a Swiss corporation formed in July 1986.

Certain statements under this "Management Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding future cash requirements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: delays in product development; problems or delays in clinical testing; failure or delays in receiving regulatory approvals; lack of proprietary rights; or, change in business strategy or development plans.

RESULTS OF OPERATIONS

First quarter 1997 net sales amounted to $1,730,099, representing a decrease of $167,903 or 9% over first quarter 1996 net sales of $1,898,002. This decrease was due to a reduction of approximately $65,000, $25,000 and $77,000 in sales of prostate materials, generic oncological products, and pharmaceutical products respectively. Net sales in the quarter were also adversely affected by a fluctuation in average rate of approximately 18% in the exchange rate between the U.S. dollar and the Swiss franc.

Cost of goods sold increased by $222,193 to $1,373,292 for the three months ended March 31, 1997 as compared to $1,151,099 for the comparable period in 1996. This increase was primarily due to higher raw material product costs.

Gross profit for the quarter was $356,807, a decrease of $390,096 over gross profit of $746,903 for the same quarter last year. This decrease primarily reflects the effect of lower sales of Prostate Materials, pharmaceutical products and higher costs offset by an unfavorable foreign exchange conversion. Through March 31, 1997, the Company has not sold any pharmaceutical products. Gross profit margin as a percentage of net sales for the first quarter 1997 was 21%, a decline from first quarter 1996 margin of 39%. The decline primarily reflects competitive pricing tactics in the IV Solution product line. The Company expects that the tight margins in the IV Solution product line will continue but also anticipates that the Company's overall gross margin will improve once new products are added to the oncology line.

Research and development expenses for the three months ended March 31, 1997 were $218,174 compared to $88,394 for the comparable period in 1996. The increase reflects expenditures related to the formulation and development of oncology products and expanded research and development activities in order to obtain regulatory approval for manufacturing and marketing oncology products. The Company also incurred additional expenditures of approximately $198,263 during the three months ended March 31, 1997 related to equipment and facility validation, and expanded research and development activities in order to obtain regulatory approval for manufacturing and marketing oncological products. These expenditures were deferred and will be expensed upon commencement of operations at the Bigmar manufacturing facility ("Bigmar Facility"). While the Company has capitalized certain expenditures related to the validation of the new

Bigmar Facility, expenditures related to individual products have been expensed as incurred. In view of the anticipated number of products scheduled for registration in the next several years, the Company anticipates that the level of research and development expenses will continue to be significant.

On February 12, 1997 the Company received provisional approval by the Intercatonal Office for the Control of Medications ("IKS") to manufacture calcium leucovorin for injection. IKS, the Swiss counterpart to the U.S. Food and Drug Administration ("FDA"), completed its initial inspection of Bigmar's Barbengo facility on January 14, 1997.

With this provisional approval, the Company has commenced manufacturing calcium leucovorin for injection, for which the IKS will evaluate initial batches prior to commercial distribution. The IKS evaluation is anticipated to take place during the second quarter of 1997.

Selling, general and administrative expenses ("SG&A") increased by $384,809 or 70% to $932,272 for the first quarter this year as compared to $547,463 for the first quarter of 1996. First quarter 1997 SG&A expenses reflect an increase in the number of employees and related expenses and activity in both the U.S. and in Switzerland.

Loss from operations for the three month period ended March 31, 1997 totaled $793,639 compared to income from operations of $111,046 for the comparable period in 1996. This increase in operating losses primarily reflects the decline in gross profits and higher SG&A and research and development expenditures.

Net interest expense for the three month period ended March 31, 1997 amounted to $218,936, an increase of $135,476 from the comparable period in 1996 of $83,460. Interest expense for the first quarter of 1997 was partially offset by interest income generated by investing the proceeds of the IPO which amounted to $127,584. The increase reflects the assumption of debt related to: the Bioren acquisition; the purchase of production equipment; construction of the manufacturing facility in Switzerland; and, a $125,000 payment to Chemholding SA for the guarantee of $1,174,000 towards a $2,417,000 loan with Union Bank of Switzerland. A portion of the interest expense related to the Bigmar Facility is being capitalized as a cost of the Bigmar Facility. Such expenses approximated $80,000 for the three-month period through March 31, 1997 and $62,000 for first quarter of 1996.

Net loss for the three month period ended March 31, 1997 was $744,820 as compared to net income of $51,681 for the three month period ended March 31, 1996. The first quarter net loss this year represents a loss of $796,501 from the first quarter last year. This increase primarily reflects the intensification of oncology product development and registration activities as well as staffing and related activities required to support the development of the oncology business.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1997 and December 31, 1996, the Company had cash and cash equivalents of $1,805,738 and $4,362,938, respectively. The Company's working capital approximated $(400,752) and $545,102 at March 31, 1997 and December 31, 1996 respectively. The Company has incurred and will continue to incur, substantial expenditures for research and development activities related to bringing its products to the commercial market. The Company intends to devote significant additional funds to product development, formulation, clinical testing, manufacturing validation, product registration, and other activities required for regulatory review of generic oncological products. The amount required to complete such activities will depend upon the outcome of regulatory reviews. The regulatory bodies may require more testing than is currently planned by the company. There can be no assurance that the Company's generic oncological products will be approved for marketing by the FDA or any foreign government agency, or that any such products will be successfully introduced or achieve market acceptance.

Property, plant and equipment at March 31, 1997 totaled $16,773,708 compared to $17,407,140. This decrease of $633,432 is primarily a result of a fluctuation of approximately 8% in the exchange rate between the U.S. dollar and the Swiss franc.

At March 31, 1997, the Company had approximately $8,270,027 in outstanding third party loans, $1,467,541 of this being short term in nature. These monies were used to partially fund the acquisition of Bioren and to acquire, construct and equip the manufacturing facility. The long term portion has various maturities and repayment schedules.

On March 27, 1997 the Company agreed to pay a $125,000 fee to Chemholding SA for service charges to be a surety for Bigmar Pharmaceuticals in the amount of $1.3 million for the foregoing loans with respect to the Bigmar Facility. The

Company does not anticipate any additional service charges to result from Chemholding being a surety.

The Company anticipates capital expenditures for the next nine months to be approximately $1.0 million. Including approximately $.5 million for the purchase of laboratory equipment to support research and development and stability testing for the projected oncological pipeline, and approximately $.5 million for equipment validation of the Bigmar Facility.

Since the Company does not anticipate product sales of the Bigmar Facility to be of sufficient volume to generate positive cash flow for the first half of 1997, the Company will be required to supplement its cash position from time to time through additional financing (debt or equity) or entering into development, marketing or other collaborative arrangements.

The results of the Company's operations are affected by changes in exchange rates between currencies. Changes in exchange rates may negatively affect the Company's consolidated net sales and gross profit margins from international operations. The Company is exposed to the risk that the dollar-value equivalent of anticipated cash flow will be adversely affected by the changes in foreign currency exchange rates. At such time as the Company determines that this risk is significant, the Company may attempt to manage that risk by utilizing hedging techniques, although there can be no assurance that the Company will be able to obtain such additional financing or that such financing, if available, will be on acceptable terms.

On March 15, 1996, the Company was granted a $3.5 million line of credit on an unsecured basis, with a U.S. Bank. This credit line bears interest at the Bank's prime commercial lending rate which is currently 8.5%. Support for the line of credit will be provided by the personal guarantees of Cynthia R. May (a principal of Protyde Pharmaceuticals, Inc.) & Frederick H. May (husband of Cynthia R. May), Harold C. & Janet A. Baldauf, Jr. (father and mother of Cynthia R. May), and John G. Tramontana (Chairman of the Board, President, and Chief Executive Officer of the Company), and Deborah K. Ruyan Tramontana (wife of John G. Tramontana). The Company anticipates that the remaining net proceeds received from the IPO, cash flow from operations (if any), and the line of credit will be sufficient to fund the Company's operations, through December 1997. There can be no assurance that events effecting the Company's operations will not result in the Company depleting its funds before that time.

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

                          BIGMAR INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

                  (a) 10.49 Letter of Line of Credit, dated May 15, 1997, between Citizens Bank and the Registrant.

                  (b)      Reports on Form 8-K

                           As reported pursuant to the report filed on Form 8-K on May 20, 1997 with the Securities and Exchange Commission, on May 2, 1997, Chemholding SA , and four other original holders of the Common Stock sold their shares of Common Stock (1,293,662 shares) to Mr. John G. Tramontana, Chairman of the Board, President, and Chief Executive Officer of the Company. The number of shares of Common Stock purchased and the consideration paid were as follows:

                           1,010,563 shares for a price equal to $0.5638 per share. 283,100 shares for a price equal to $6.4401 per share.

                           The shares of Common Stock were sold in a privately negotiated transaction in Switzerland, and not through any securities exchange.

                           With this purchase of common stock, Mr. Tramontana, beneficially owns 2,392,031 shares, or 58.2% (includes 125,000 Common Stock options currently exercisable within the next 60 days) of the total outstanding.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            BIGMAR, INC.
                                            --------------------------------
                                            Registrant

                                            Michael K. Medors
                                            --------------------------------
Date: May 20, 1997                          /s/ Michael K. Medors,
                                            Chief Financial Officer,
                                            Treasurer and Secretary