Form 10-Q
period 1997-06-30
BIGMAR INC
filed 1997-08-19
CIK 1012466

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


                                      FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

 X   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997
---                                       OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM       TO     .

                            Commission file number 1-14416


                                     BIGMAR, INC.
                                     ------------
                (Exact name of registrant as specified in its charter)

Delaware                                              31-1445779
--------                                              ----------
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                        Identification No.)

9711 Sportsman Club Road, Johnstown, Ohio             43031
-----------------------------------------             -----
(Address of principal executive offices)              (Zip code)

                                    (614) 966-5800
                                    --------------
                 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and 2) has been subject to such
filing requirements for the past 90 days. YES X  NO   .
                                             ---   ---

As of August 15, 1997, 3,985,000 shares of common stock of the Registrant were outstanding.

                            BIGMAR, INC. AND SUBSIDIARIES

                                        INDEX
                                                                  Page no.

Part I   FINANCIAL INFORMATION:

Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 1997, and
           December 31, 1996 (Unaudited)..............................3

         Consolidated Condensed Statements of Income for the
           quarters and six month periods ended June 30, 1997 and
           1996 (Unaudited)...........................................4

         Consolidated Condensed Statement of Cash Flows for the
           six months ended June 30, 1997 and 1996 (Unaudited)........5

         Notes to Consolidated Condensed Financial Statements
           (Unaudited)................................................6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations........................8

Part II  OTHER INFORMATION:

Item 4.  Submission of Matters to a Vote of Security Holders..........13

Item 5.  Other information............................................13


Item 6.  Exhibits and reports on Form 8-K.............................13

         SIGNATURES...................................................14

                             BIGMAR, INC. AND SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEET

                                                    June 30       December 31
                                                      1997            1996
                                                   -----------    -----------
ASSETS                                            (unaudited)

Current assets:
    Cash........................................  $   687,743      $ 4,362,938
    Investments, at market......................        8,655            9,444
    Accounts receivable, net of allowances of
      $40,913 and $44,703 at June 30, 1997 and
      December 31, 1996, respectively...........      694,387          772,491
    Inventory...................................    1,110,047          950,471
    Prepaid expenses and other current assets...      292,166          470,584
                                                  -----------      -----------
         Total current assets...................    2,792,998        6,565,928

Property, plant and equipment, at cost, less
  accumulated depreciation and amortization.....   17,140,776       17,407,140
Intangible Assets...............................      253,324          297,101
                                                  -----------      -----------
         Total..................................   20,187,098       24,270,169
                                                  -----------      -----------
                                                  -----------      -----------

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities:
    Accounts Payable............................    1,473,692        1,721,846
    Notes Payable...............................    1,606,889        1,529,993
    Current portion of long-term debt...........       85,529          466,594
    Due to related parties......................       23,618          983,490
    Advances on reimbursable expenses...........      750,000          750,000
    Accrued expenses and other current
      liabilities...............................      530,122          568,903
                                                  -----------      -----------
         Total current liabilities..............    4,469,850        6,020,826

Long term debt..................................    6,754,081        7,353,490
                                                  -----------      -----------
         Total liabilities......................   11,223,931       13,374,316

Stockholders' equity
    Preferred Stock ($.001par value; 5,000,000
      shares authorized; none issued)...........
    Common stock ($.001 par value; 15,000,000
      shares authorized; 3,985,000 shares
      issued and outstanding in 1997 and 1996)..        3,985            3,985
    Additional paid-in capital..................   13,333,366       13,333,366
    Cumulative translation adjustment...........   (1,187,934)        (806,892)
    Retained earnings (deficit).................   (3,186,250)      (1,634,606)
                                                  -----------      -----------
         Total stockholders' equity.............    8,963,167       10,895,853

         Total..................................   20,187,098       24,270,169
                                                  -----------      -----------
                                                  -----------      -----------

             See accompanying notes to Consolidated Financial Statements

                             BIGMAR, INC. AND SUBSIDIARIES

                     Consolidated Condensed Statements of Income
                            Second Quarter Ending June 30
                                     (Unaudited)



                                                  Second Quarter                              Six Months
                                           ---------------------------------       --------------------------------
                                                1997                1996               1997                1996
                                           -------------       -------------       -------------        -----------
Net Sales                                   $1,486,673          $1,940,062         $ 3,216,772          $3,838,064

Cost of Sales                                  989,315           1,212,094           2,362,607           2,363,193

                                            ----------          ----------         -----------          ----------
Gross Profit                                   497,358             727,968             854,165           1,474,871

Operating Expenses:
  Research & Development                       221,439              97,291             439,613             185,685
  Selling, General & Administrative          1,056,333             510,321           1,988,605           1,033,689
                                            ----------          ----------         -----------          ----------
Total Operating Expenses                     1,277,772             607,612           2,428,218           1,219,374


                                            ----------          ----------         -----------          ----------
Operating Income (Loss)                       (780,414)            120,356          (1,574,053)            255,497


Interest Income (Expense)                      (82,548)           (112,983)           (173,900)           (196,443)

Other Income (Expenses)                         73,319                  22             213,490                  22

                                            ----------          ----------         -----------          ----------
Income (Loss) Before Taxes                    (789,643)              7,395          (1,534,463)             59,076

Taxes                                            2,332                 191               2,332                 191

                                            ----------          ----------         -----------          ----------
Net Income (Loss)                           $ (791,975)         $    7,204         $(1,536,795)         $   58,885
                                            ----------          ----------         -----------          ----------
                                            ----------          ----------         -----------          ----------

Net income (Loss) per share:                $    (0.20)         $     0.00         $     (0.39)         $     0.02
                                            ----------          ----------         -----------          ----------

Average number of common
    shares outstanding:                      3,985,000           2,585,000           3,985,000           2,481,154
                                            ----------          ----------         -----------          ----------



                See accompanying notes to Consolidated Financial Statements

                             BIGMAR INC. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                                                        Six month period
                                                                                         ended June 30
                                                                                 ---------------------------
                                                                                       1997          1996
                                                                                  ------------  -------------
Cash flows from operating activities:
   Net Income.................................................................    $(1,536,795)   $    58,886
   Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation and amortization.............................................        207,764        115,106
    Change in operating assets & liabilities:
     (Increase)/decrease in accounts receivable...............................        (41,302)      (109,119)
     (Increase)/decrease in inventory.........................................       (309,422)      (342,686)
     (Increase)/decrease in other current assets..............................        112,352         74,211
     Increase/(decrease) in accounts and other payable........................       (734,124)     1,020,503
     Increase/(decrease) in accruals and other current liabilities............         33,559        306,597
                                                                                  ------------   ------------
         Net cash provided by operations......................................     (2,267,967)     1,123,498
                                                                                  ------------   ------------

Cash flows from investing activities:
  Purchase of property, plant & equipment.....................................     (1,867,857)    (2,732,724)
  Deposits on equipment.......................................................           (682)      (940,268)
  Increase in other assets....................................................          4,095       (495,886)
                                                                                  ------------   ------------
    Net cash (used in) investing activities...................................     (1,864,444)    (4,168,878)
                                                                                  ------------   ------------

Cash flows from financing activities:
  Short term borrowing........................................................          5,574       (975,361)
  Net proceeds from issuance of equity securities.............................              -      9,371,146
  Long term borrowing.........................................................              -      2,510,907
                                                                                  ------------   ------------
         Net cash provided by financing activities............................          5,574     10,906,692
                                                                                  ------------   ------------

Effect of exchange rate changes on cash.......................................        451,643       (158,152)
                                                                                  ------------   ------------

Net increase/(decrease) in cash...............................................     (3,675,195)     7,703,160

Cash - beginning of period....................................................      4,362,938      1,425,603
                                                                                  ------------   ------------

Cash - end of period..........................................................    $   687,743    $ 9,128,763
                                                                                  ------------   ------------
                                                                                  ------------   ------------
Supplemental disclosure of cash flow information:
    Cash paid during the period for
         Interest.............................................................    $   458,754    $   284,074
         Income taxes.........................................................    $       150    $     9,318
    Equipment purchases included in accounts payable..........................    $   347,644    $   836,354



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

In the opinion of management, the accompanying unaudited consolidated condensed financial statements include all adjustments (consisting of normal recurring accruals or adjustments only) necessary to present fairly the financial position at June 30, 1997, and the results of operations and the cash flows for all periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the entire year.

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

                            BIGMAR, INC. AND SUBSIDIARIES

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS


Bigmar, Inc. and subsidiaries (the "Company") is engaged in the manufacturing and marketing of oncological and intravenous infusion solutions in Europe. Bigmar has distribution rights to over twenty generic oncological products and has established a network of companies within Europe and in the United States to market its products. On May 30, 1997 the Company announced that the Intercantonal Office for the Control of Medications ("IKS"), the Swiss counterpart to the U.S. Food and Drug Administration ("FDA") granted the Company general approval for the production of all injectible (liquid or lyophilized) pharmaceutical products at its Barbengo, Switzerland facility (the "Barbengo
Facility").   In addition the IKS granted the Company approval to manufacture all marketed configurations of calcium leucovorin at the Barbengo Facility, which in turn will be sold to marketing partners throughout Europe. Calcium leucovorin is a rescue therapy used in conjunction with the administration of chemotherapeutic agents.

On July 1, 1997 the Company submitted its first Abbreviated New Drug Application ("ANDA") to the FDA for its generic version of Leucovorin Calcium for Injection.

Bigmar was incorporated in Delaware in September 1995 and has three wholly-owned subsidiaries: Bigmar Pharmaceuticals SA, a Swiss corporation formed in January 1992; Bigmar Therapeutics, Inc., a Delaware corporation formed in September 1995; and, Bioren SA, a Swiss corporation formed in July 1986.

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

RESULTS OF OPERATIONS

Second quarter 1997 net sales amounted to $1,486,673, representing a decrease of $453,389 from second quarter 1996 net sales of $1,940,062. This decrease was due to a reduction of approximately $357,000 in sales of pharmaceutical products.
In addition, reported net sales were adversely affected by a 12% fluctuation in the exchange rate between the U.S. dollar and the Swiss franc.

Net sales for the six month period through June 31, 1997 were $3,216,772 a decrease of $621,292 over net sales trough June 30, 1996 of $3,838,064. As in the second quarter comparison, the decrease reflects the reduction of approximately $524,000 in sales of pharmaceutical products. Net sales were affected by a 14% adverse change in exchange rates between the U.S. dollar and the Swiss franc.

Gross profit for the second quarter 1997 was $497,358, a decrease of $230,610 from gross profit of $727,968 for the same quarter last year. This decrease primarily reflects the effect of lower sales of pharmaceutical products and
higher costs offset by an unfavorable foreign exchange conversion.   Gross
profit margin as a percentage of net sales for the second quarter 1997 was 33%, a decline from second quarter 1996 margin of 37%. The decline primarily reflects competitive pricing tactics in the IV Solution product line. The Company expects that the tight margins in the IV Solution product line will continue but also anticipates that the Company's overall gross margin will improve once new products are added to the oncology line.

Gross profit for the six months ended June 30, 1997 amounted to $854,165, a decrease of $620,706 from the Company's gross profit for the same period last year of $1,474,871. This decrease was a result higher raw material product costs and tight margins in the IV Solution product line. The six-month gross margin through June 30, 1997 amounted to 27% compared to the six-month margin for the same period through June 30, 1996 of 38%.

Research and development ("R&D") expenses for the second quarter 1997 were $221,439. This is an increase of $124,148 from the $97,291 in R&D expenses recorded for the same period a year ago. This increase reflects expenditures related to the formulation and development of oncology products and expanded R&D activities in order to obtain regulatory approval for manufacturing and marketing oncology products. R&D expenses for the six-month period this year were $439,613, an increase of $253,928 over last year's $185,685. As in the quarter, the increase in R&D expenditures reflects expansion of activities in order to obtain regulatory approval for manufacturing and marketing oncology products The Company also incurred additional expenditures of approximately $305,700 during the six months ended June 30, 1997 related to equipment and facility validation, and expanded research and development activities in order to obtain regulatory approval for manufacturing and marketing oncological products. These expenditures were capitalized as a cost of the facility and as of May 30, 1997 the Company began depreciating these costs. While the Company has capitalized certain expenditures related to the validation of the new Bigmar Facility, expenditures related to individual products have been expensed as incurred.
In view of the anticipated number of products scheduled for registration in the next several years, the Company anticipates that the level of research and development expenses will continue to be significant.

Selling, general and administrative expenses ("SG&A") increased by $546,012 to $1,056,333 for the second quarter this year as compared to $510,321 for the second quarter a year ago. This increase reflects an increase in the number of employees and related expenses and activity in both the U.S. and in Switzerland. SG&A expenses for the six-month period this year were $1,988,605, an increase of $954,916 over last year's $1,033,689. As in the quarter, the increase in SG&A expenses year-to-date represent the inclusion of increases in personnel and related expenses in both the U.S. and Switzerland.

Loss from operations for the second quarter 1997 was ($780,414). This is a decrease of $900,770 from the $120,356 operating income recorded for the same period a year ago. Operating loss for the six-month period ended June 30, 1997 was ($1,574,053), a decrease of $1,829,550 from last year's income of $255,497. The decline in operating income year-to-date for the quarter and the six-month period through June is mainly attributable to a decline in gross profits and higher SG&A and R&D expenditures.

Net interest expense in the second quarter amounted to $82,548, a decrease of $30,435 from the same period a year ago of $112,983. Year-to-date June 30, 1997 net interest expense totaled $173,900, a decrease of $22,543 from the year-to-date June 30, 1996 amount of $196,443. These decreases reflect a favorable fluctuation in exchange rate between the U.S. dollar and Swiss franc as well as a portion of interest expense related to the Bigmar Facility being capitalized as a cost of the Bigmar Facility. Such expenses approximated $140,000 for the six-month period through June 30, 1997 and $150,000 for the six-month period through June 30, 1996.

     Net loss for the quarter and the six-month period through June 30, 1997 was $791,975 and $1,536,795, respectively. This represents declines of $799,179 and $1,595,680, respectively compared to last year's net income of $7,204 and $58,885 for the quarter and six-month period, respectively. The decline in net income for both periods primarily reflect the intensification of oncology product development and registration activities as well as staffing and related activities required to support the development of the oncology business.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1997 and December 31, 1996, the Company had cash and cash equivalents of $687,743 and $4,362,938, respectively. The Company's working capital approximated ($1,676,852) and $545,102 at June 30, 1997 and December 31, 1996 respectively. The Company has incurred and will continue to incur, substantial expenditures for research and development activities related to bringing its products to the commercial market. The Company intends to devote significant additional funds to product development, formulation, clinical testing, manufacturing validation, product registration, and other activities required for regulatory review of generic oncological products. The amount required to complete such activities will depend upon the outcome of regulatory reviews. The regulatory bodies may require more testing than is currently planned by the company. There can be no assurance that the Company's generic oncological products will be approved for marketing by the FDA or any foreign government agency, or that any such products will be successfully introduced or achieve market acceptance.

Property, plant and equipment net of accumulated depreciation at June 30, 1997 totaled $17,140,776 compared to $17,407,140 at December 31, 1996. This decrease of $266,364 is primarily a result of a fluctuation of approximately 9% in the exchange rate between the U.S. dollar and the Swiss franc.

At June 30, 1997, the Company had approximately $8,446,499 in outstanding third party loans, $1,692,418 of this being short term in nature. These monies were used to partially fund the acquisition of Bioren and to acquire, construct and equip the manufacturing facility. The long term portion has various maturities and repayment schedules.

The Company anticipates capital expenditures for the next six months to be approximately $.9 million. Including approximately $.4 million for the purchase of laboratory equipment to support research and development and stability testing for the projected oncological pipeline, and approximately $.5 million for equipment validation of the Bigmar Facility.

Since the Company does not anticipate product sales of the Bigmar Facility to be of sufficient volume to generate positive cash flow for the second half of 1997, the Company will be required to supplement its cash position from time to time through additional financing (debt or equity) or entering into development, marketing or other collaborative arrangements. The Company currently has a $3.5 million line of credit on an unsecured basis, with Citizens Bank of Saginaw, MI. This credit line bears interest at the Bank's prime commercial lending rate which is currently 8.5%. The Company anticipates that the remaining net proceeds received from the IPO, cash flow from operations (if any), and the line of credit will be sufficient to fund the Company's operations, through December 1997.

The Company anticipates supplementing its cash position during the third quarter of 1997 with additional financing through third party arrangements although there can be no assurance that the Company will be able to obtain such additional financing or that such financing, if available, will be on acceptable terms.

The results of the Company's operations are affected by changes in exchange rates between currencies. Changes in exchange rates may negatively affect the Company's consolidated net sales and gross profit margins from international operations. The Company is exposed to the risk that the dollar-value equivalent of anticipated cash flow will be adversely affected by the changes in foreign currency exchange rates. At such time as the Company determines that this risk is significant, the Company may attempt to manage that risk by utilizing hedging techniques.

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

                             BIGMAR INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders

         As reported pursuant to the report filed on Form Type DEF 14A on June 27, 1997 with the U.S. Securities and Exchange Commission, Notice of annual meeting of stockholders to be held July 28, 1997, proxy materials and 1996 Annual Report were duly mailed to each shareholder of record as of the close of business on June 20, 1997, the record date for the meeting.

ITEM 5.  Other Information.

         On August 4, 1997 the Company consummated an agreement to acquire the U.S. rights to sell all oncological products previously assigned to Protyde Pharmaceuticals, Inc. The net amount of consideration given was $1,250,000 including warrants to purchase up to 500,000 fully-paid and non-assessable shares of common stock of the Company until July 24, 2002 at an initial exercise price of $5.00 per share. The consideration consisted of a $2,000,000 cash payment and assignment of all rights and interests to $750,000 for advances on reimbursable expenses to the Company. The source of funds used for the acquisition of the U.S. rights was through the Company's $3.5 million line of credit.

         On June 1, 1997 the Company moved to its principle executive offices at 9711 Sportsman Club Road, Johnstown, Ohio 43031
         (Phone 614-966-5800).


ITEM 6.  Exhibits and Reports on Form 8-K

         (a)  27.1      Financial Data Schedule

         (b)  10.50     Assignment and Assumption of Partnership Interest
                        and Termination of Contracts

         (c)  Reports on Form 8-K

              The Company previously referenced reports filed on Form 8-K during the quarter ended March 31, 1997.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  BIGMAR, INC.
                                  ------------
                                  Registrant



                                  Michael K. Medors
                                  -----------------
Date: August 15, 1997             /s/Michael K. Medors, Chief Financial
                                  Officer, Treasurer and Secretary