Form 10-Q
period 1997-09-30
BIGMAR INC
filed 1997-11-19
CIK 1012466

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


                                      FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

_X_  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997
                                          OR
___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM         TO .

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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and 2) has been subject to such filing requirements for the past 90 days. YES_X_ NO__.

As of November 14, 1997, 4,185,000 shares of common stock of the Registrant were outstanding.

                            BIGMAR, INC. AND SUBSIDIARIES

                                        INDEX
                                                                       Page no.

Part I   FINANCIAL INFORMATION:

Item 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 1997, and
           December 31, 1996 (Unaudited) . . . . . . . . . . . . . . . . . . 3

         Consolidated Condensed Statements of Operations for the quarters and nine month periods ended September 30, 1997 and
           1996 (Unaudited). . . . . . . . . . . . . . . . . . . . . . . . . 4

         Consolidated Condensed Statement of Cash Flows for the nine months ended September  30, 1997 and 1996 (Unaudited) . . . . . . 5

         Notes to Consolidated Condensed Financial
         Statements (Unaudited). . . . . . . . . . . . . . . . . . . . . . . 6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . . . . . . . . . . . 9

Part II  OTHER INFORMATION:

Item 5.  Other information . . . . . . . . . . . . . . . . . . . . . . . . .14


Item 6.  Exhibits and reports on Form 8-K. . . . . . . . . . . . . . . . . .14

         SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . .15

                             BIGMAR INC. AND SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEET


                                                                       September 30       December 31
                                                                          1997               1996
                                                                    ----------------    -------------
ASSETS                                                                 (unaudited)
Current assets:
            Cash . . . . . . . . . . . . . . . . . . . . . . . .    $ 1,657,141         $ 4,362,938
            Investments, at market . . . . . . . . . . . . . . .          8,739               9,444
            Accounts receivable, net of allowances of $41,310
             and $44,703 at September 30, 1997 and December 31,
             1996, respectively. . . . . . . . . . . . . . . . .        684,176             772,491
            Inventory. . . . . . . . . . . . . . . . . . . . . .      1,072,495             950,471
            Prepaid expenses and other current assets. . . . . .        293,018             470,584
                                                                    ----------------    -------------
                      Total current assets. . . . . . . . . . .       3,715,569           6,565,928

Property, plant and equipment, at cost, less
  accumulated depreciation and amortization . . . . . . . . . .      17,219,434          17,407,140
Intangible Assets. . . . . . . . . . . . . . . . . . . . . . . .        473,218             297,101
                                                                    ----------------    -------------
                      Total . . . . . . . . . . . . . . . . . .     $21,408,221         $24,270,169
                                                                    ----------------    -------------
                                                                    ----------------    -------------
LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities:
            Accounts Payable. . . . . . . . . . . . . . . . . .     $ 1,196,897         $ 1,721,846
            Notes Payable . . . . . . . . . . . . . . . . . . .       1,929,627           1,529,993
            Current portion of long-term debt . . . . . . . . .          86,356             466,594
            Due to related parties. . . . . . . . . . . . . . .               -             983,490
            Advances on reimbursable expenses . . . . . . . . .               -             750,000
            Accrued expenses and other current liabilities. . .         509,943             568,903
                                                                    ----------------    -------------
                      Total current liabilities . . . . . . . .       3,722,823           6,020,826

Long term debt . . . . . . . . . . . . . . . . . . . . . . . . .     10,804,836           7,353,490
                                                                    ----------------    -------------
                      Total liabilities . . . . . . . . . . . .      14,527,659          13,374,316

Stockholders' equity
            Preferred Stock ($.001par value; 5,000,000 shares
            authorized; none issued)
            Common stock ($.001 par value; 15,000,000 shares
            authorized; 4,185,000 and 3,985,000 shares issued
            and outstanding at September 30, 1997 and
            December 31, 1996, respectively). . . . . . . . . .           4,185               3,985
            Additional paid-in capital. . . . . . . . . . . . .      15,063,166          13,333,366
            Cumulative translation adjustment . . . . . . . . .      (1,168,606)           (806,892)
            Retained earnings (deficit) . . . . . . . . . . . .      (7,018,783)         (1,634,606)
                                                                    ----------------    -------------
                      Total stockholders' equity. . . . . . . .       6,880,562          10,895,853
                                                                    ----------------    -------------
                      Total . . . . . . . . . . . . . . . . . .     $21,408,221         $24,270,169
                                                                    ----------------    -------------
                                                                    ----------------    -------------




See accompanying notes to Consolidated Financial Statements

                             BIGMAR INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                          Third Quarter Ending September 30
                                     (Unaudited)




                                               Third Quarter                          Nine Months
                                     -----------------------------     ---------------------------------
                                            1997           1996                1997               1996
                                     -------------  --------------     -------------       -------------
Net Sales                            $  1,452,976   $  1,743,824       $   4,669,748       $   5,581,888

Cost of Sales                        $    913,810      1,377,342           3,276,417           3,740,535

                                     -------------  -------------      -------------       --------------
Gross Profit                              539,166        366,482           1,393,331           1,841,353
                                             37.1%          21.0%               29.8%               33.0%
Operating Expenses:
  Research & Development             $    527,347        583,402             966,960             769,087
  Selling, General & Administrative  $  3,837,434        665,272           5,826,039           1,698,961
                                     -------------  -------------      -------------       --------------
Total Operating Expenses                4,364,781      1,248,674           6,792,999           2,468,048

                                     -------------  -------------      -------------       --------------
Operating Income (Loss)                (3,825,615)      (882,192)         (5,399,668)           (626,695)


Interest Income (Expense)            $   (139,968)       (70,752)           (313,868)           (267,195)

Other Income (Expenses)              $    136,607          6,604             350,097               6,626

                                     -------------  -------------      -------------       --------------
Income (Loss) Before Taxes             (3,828,976)      (946,340)         (5,363,439)           (887,264)

Taxes                                $      2,956            392               5,288                 583

                                     -------------  -------------      -------------       --------------
Net Income (Loss)                    $ (3,831,932)  $   (946,732)      $  (5,368,727)       $   (887,847)
                                     -------------  -------------      -------------       --------------
                                     -------------  -------------      -------------       --------------

Net income (Loss) per share:         $      (0.94)  $      (0.24)      $       (1.34)       $      (0.30)
                                     -------------  -------------      -------------       --------------

Average number of common
    shares outstanding:                 4,056,739      3,985,000           4,009,176           2,988,333
                                     -------------  -------------      -------------       --------------




                See accompanying notes to Consolidated Financial Statements

                            BIGMAR, INC. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                                                             Nine Month Period
                                                                                            ended September 30,
                                                                                  ----------------------------------
                                                                                         1997              1996
                                                                                  ---------------     --------------
Cash flows from operating activities:
  Net Loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ (5,368,727)       $   (887,847)
  Adjustments to reconcile net loss to
  net cash provided by operating activities:
            Depreciation and amortization . . . . . . . . . . . . . . . . . . .        617,681             184,986
            Issue stock warrants. . . . . . . . . . . . . . . . . . . . . . . .        800,000
            Change in operating assets & liabilities:
             (Increase)/decrease in accounts receivable . . . . . . . . . . . .         33,081              37,185
             (Increase)/decrease in inventory . . . . . . . . . . . . . . . . .       (191,143)            (53,971)
             (Increase)/decrease in other current assets. . . . . . . . . . . .        143,664            (211,905)
            Increase/(decrease) due to related party. . . . . . . . . . . . . .       (903,909)                  -
            Increase/(decrease) in accounts and other payable . . . . . . . . .       (416,032)             92,842
            Increase/(decrease) in accruals and other current liabilities . . .       (773,905)            887,406
                                                                                  -------------       --------------
                        Net cash provided by/used in operations . . . . . . . .     (6,059,290)             48,696
                                                                                  -------------       --------------

Cash flows from investing activities:
  Purchase of property, plant & equipment. . . . . . . . . . . . . . . . . . .      (1,663,467)         (5,122,063)
  Increase in other assets   . . . . . . . . . . . . . . . . . . . . . . . . .          (1,646)           (956,261)
                                                                                  -------------       --------------
                        Net cash (used in) investing activities. . . . . . . .      (1,665,113)         (6,078,324)
                                                                                  -------------       --------------

Cash flows from financing activities:
  Short term borrowing (net). . . . . . . . . . . . . . . . . . . . . . . . . .        166,799          (1,016,641)
  Net proceeds from issuance of equity securities . . . . . . . . . . . . . . .        930,340           9,363,997
  Long term borrowing . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,000,000           2,342,812
  Deferred offering costs . . . . . . . . . . . . . . . . . . . . . . . . . . .       (280,000)                  -
                                                                                  -------------       --------------
                        Net cash provided by financing activities . . . . . . .      4,817,139          10,690,168
                                                                                  -------------       --------------

Effect of exchange rate changes on cash. . . . . . . . . . . . . . . . . . . .         201,467              17,213
                                                                                  -------------       --------------

Net increase/(decrease) in cash . . . . . . . . . . . . . . . . . . . . . . . .     (2,705,797)          4,677,753

Cash - beginning of period. . . . . . . . . . . . . . . . . . . . . . . . . . .      4,362,938           1,425,603
                                                                                  -------------       --------------

Cash - end of period. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  1,657,141        $  6,103,356
                                                                                  -------------       --------------
                                                                                  -------------       --------------

Supplemental disclosure of cash flow information:
           Cash paid during the period for
                 Interest . . . . . . . . . . . . . . . . . . . . . . . . . . .   $     75,436        $    338,225
                 Income taxes . . . . . . . . . . . . . . . . . . . . . . . . .   $          -        $      9,905
            Equipment purchases included in accounts payable. . . . . . . . . .   $     98,527        $    582,513




See accompanying notes to Consolidated Financial Statements

                            BIGMAR, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

Bigmar, Inc. ("Bigmar") is a Delaware corporation which owns 100% of the capital stock of two Swiss corporations (Bioren SA ("Bioren") and Bigmar Pharmaceuticals SA ("Bigmar Pharmaceuticals")) and 100% of the stock of a Delaware corporation (Bigmar Therapeutics, Inc. ("Therapeutics")).

In the opinion of management, the accompanying unaudited consolidated condensed financial statements include all adjustments (consisting of normal recurring accruals or adjustments only) necessary to present fairly the financial position at September 30, 1997, and the results of operations and the cash flows for all periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the entire year.

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

3.  INVENTORIES

The components of inventory at September 30, 1997 and December 31, 1996, are as follows:

                              SEPTEMBER 30, 1997     DECEMBER 31, 1996
                              ------------------     -----------------
            Raw material                $670,659             $363,114
            Finished goods               401,836              587,357
                                      ----------            ----------
                                      $1,072,495             $950,471
                                      ----------            ----------

4.  PROTYDE

In October 1995, Therapeutics and a wholly owned subsidiary of Protyde Pharmaceuticals, Inc. ("Protyde") formed a partnership, Protyde-Bigmar Therapeutics (the "Partnership"), for the purpose of coordinating the manufacture and marketing of certain pharmaceutical products for the treatment of human cancer.

On July 24, 1997, the Partnership terminated its manufacturing agreement with the Company and it marketing agreement with Protyde, and Protyde assigned its partnership interests to Therapeutics. As consideration for the assignment and termination agreements, the Company paid Protyde $2,000,000, which included the return of an advance for reimbursable expenses of $750,000. Additionally, the Company issued warrants to Protyde to purchase up to 500,000 shares of the Company's common stock (note 5). The fair value of the total consideration given to Protyde of $2,050,000 has been recognized in the accompanying 1997 statement of operations and is included in SG&A expense for third quarter 1997.

5.  WARRANTS

As described in note 4, July 24, 1997 the Company granted warrants to Protyde to purchase 500,000 shares of its common stock. These warrants are exercisable for a period of four years at an exercise price of $5.00 per share. The Company recorded as SG&A expense and an increase to additional paid-in capital $800,000 related to such warrants based on the fair value (using the Black Scholes model) of the warrants at the issuance date.

6.  BANCA DEL GOTTARDO FINANCING

On August 28, 1997, the Company entered into two agreements with Banca del Gottardo, a bank organized under the laws of Switzerland (the "Bank"): a. the Offshore Securities Subscription Agreement (the "Subscription Agreement"); and b. the Note Purchase, Paying and Conversion Agency Agreement (the "Note Agreement"). The closing of the subscription under the Subscription Agreement and the note purchase under the Note Agreement each occurred on August 29, 1997. The net proceeds of these transactions are to be used to finance current operations of the Company.

Under the Subscription Agreement, the Bank has been issued 200,000 shares of common stock of the Company (the "Shares"). The purchase price was five dollars (US$5.00) per Share. The aggregate subscription price was one million dollars (US$1,000,000). After paying the Bank a commission of seven percent (7%) or seventy thousand dollars (US$70,000), the net proceeds of the subscription to the Company was nine hundred thirty thousand dollars (US$930,000).

Under the Note Agreement, the Bank purchased a global note in the principal amount of four million dollars (US$4,000,000). After paying the Bank a commission of seven percent (7%) or two hundred eighty thousand dollars (US$280,000), the net proceeds of the note purchase to the Company was three million six hundred seventy thousand dollars (US$3,670,000). The Note Agreement contemplates that, from this global note amount, the Bank will further sell notes in denominations of five thousand dollars (US$5,000) (the "Notes"). The term of the Notes is five (5) years, and the interest rate on the Notes is eight percent (8%) per year payable in February and August of each year. The Notes will be convertible, as early as January 1, 1998, into shares of common stock of the Company. Under the Note Agreement and the terms of the Notes, the initial conversion price is five and twenty-five one-hundredths dollars (US$5.25) of principle amount of the Notes for one share of common stock of the Company. (The conversion price is variable based on events such as stock splits and other specified events having an impact on the number of common shares outstanding.) At least fifty thousand dollars in principle amount of the Notes must be converted at a time. The Shares and the Notes are subject to Regulation S ("Reg S") promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933, as amended (the "Act"), and, as such, may not be transferred to a U.S. person, as defined in Reg S during the first forty (40) days after closing. Thereafter, any such transfer is subject to the registration requirements under the Act. Prior to January 1, 1998, the Company is required, and expects, to effect a registration under the Act with respect to shares necessary in the conversion of the Notes. The Company has reserved authorized shares necessary for such conversion.


7.   EARNINGS PER SHARE

     Net income (loss) per share is based on the weighted average number of shares outstanding during each period.

     In February 1997, Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", was issued which established standards for computing and presenting earnings per share. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods.

     The Company has evaluated the effect of this new pronouncement on earnings per share and believes that adoption of SFAS No. 128 would not have a material impact on reported earnings per share for the periods ended September 30, 1997 and December 31, 1996.

8.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income", which is required to be adopted for fiscal years beginning after December 15, 1997. The Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Adoption of this standard is not expected to have a material impact on the Company's financial statements or results of operations.

     In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related
Information", which is required to be adopted for fiscal years beginning after December 15, 1997. The Statement changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to shareholders. Adoption of this standard is not expected to have a material impact on the Company's financial statements or results of operations.

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

RESULTS OF OPERATIONS

Third quarter 1997 net sales amounted to $1,452,976, representing a decrease of $290,848 from third quarter 1996 net sales of $1,743,824. This decrease was primarily due to temporary suspension of production in the Bioren facility for plant maintenance.

Net sales for the nine month period through September 30, 1997 were $4,669,748 compared with net sales through September 30, 1996 of $5,581,888. The decrease of $912,140 represents flat sales in Swiss currency adversely impacted by the change in exchange rate between the U.S. Dollar and the Swiss franc.

Gross profit for the third quarter 1997 was $539,166, an increase of $172,684 from gross profit of $366,482 for the same quarter last year. Gross profit margin as a percentage of net sales for the third quarter 1997 was 37.1%. This increase primarily reflects the effect of change in product mix offset by an unfavorable foreign exchange conversion.

Gross profit for the nine months ended September 30, 1997 amounted to $1,393,331, a decrease of $448,022 from the Company's gross profit for the same period last year of $1,841,353. The nine-month gross profit margin through September 30, 1997 amounted to 29.8% compared to the nine-month margin for the same period through September 30, 1996 of 33.0%. This decrease resulted from higher raw material costs and competitive pricing tactics in the IV Solution product line.

Research and development ("R&D") expenses for the third quarter 1997 were $527,347, a decrease of $56,055 from the $583,402 in R&D expenses recorded for the same period a year ago. R&D expenses for the nine-month period this year were $966,960, an increase of $197,873 over last year's $769,087. The nine month results represent an increase in R&D expenditures related to the formulation of oncology products offset by the impact of exchange rate fluctuations. In view of the anticipated number of products scheduled for registration in the next several years, the Company anticipates that the level of research and development expenses will continue to be significant.

Selling, general and administrative expenses ("SG&A") increased by $3,172,162 to $3,837,434 for the third quarter this year as compared to $665,272 for the third quarter a year ago. This increase includes a one time charge to operating expenses regarding the termination and assignment of U.S. marketing rights from Protyde Pharmaceuticals, Inc. ("Protyde") for total consideration of $2,050,000 (see notes 4 & 5). In addition, $268,278 related to buildings and equipment depreciation and facility validation costs was expensed to operations, and $50,000 in fees relating to the issuance of 500 convertible notes, through financing instruments issued by Banca del Gottardo, a Swiss based bank (see note 6). The remaining $803,884 relates to the increase in the number of employees and related expenses and operational activity in both the U.S. and in Switzerland. SG&A expenses for the nine-month period this year were $5,826,039, an increase of $4,127,078 over last year's $1,698,961. As in the quarter, the increase in SG&A expenses year-to-date represent the inclusion of the termination and assignment agreements with Protyde, Banca Del Gottardo financing instruments, and increases in personnel and related operating expenses in both the U.S. and Switzerland.

Loss from operations for the third quarter 1997 was ($3,825,615). This is an increase of $2,943,423 from the ($882,192) operating loss recorded for the same period a year ago. Operating loss for the nine-month period ended September 30, 1997 was ($5,399,668), an increase of $4,772,973 from last year's operating loss of ($626,695). The decline in operating income year-to-date for the quarter and the nine-month period through September 30, 1997 is mainly attributable to higher SG&A expenditures.

Net interest expense in the third quarter amounted to $139,968, an increase of $69,216 from the same period a year ago of $70,752. Year-to-date September 30, 1997 net interest expense totaled $313,868, an increase of $46,673 from the year-to-date September 30, 1996 amount of $267,195. These increases reflect debt related interest incurred in 1997 versus 1996, including $26,667 in interest related to the convertible notes issued to Banca del Gottardo on August 29, 1997.

    Net loss for the quarter and the nine-month period through September 30, 1997 was $3,831,932 and $5,368,727, respectively. This represents increases in losses of $2,885,200 and $4,480,880, respectively compared to last year's net loss of $946,732 and $887,847 for the quarter and nine-month period, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1997 and December 31, 1996, the Company had cash and cash equivalents of $1,657,141 and $4,362,938, respectively. The Company's working capital approximated ($7,254) and $545,102 at September 30, 1997 and December 31, 1996 respectively. The Company has incurred and will continue to incur, substantial expenditures for research and development activities related to bringing its products to the commercial market. The Company intends to devote significant additional funds to product development, formulation, clinical testing, manufacturing validation, product registration, and other activities required for regulatory review of generic oncological products. The amount required to complete such activities will depend upon the outcome of regulatory reviews. The regulatory bodies may require more testing than is currently planned by the company. There can be no assurance that the Company's generic oncological products will be approved for marketing by the FDA or any foreign government agency, or that any such products will be successfully introduced or achieve market acceptance.

Property, plant and equipment net of accumulated depreciation at September 30, 1997 totaled $17,219,434 compared to $17,407,140 at December 31, 1996. This decrease of $187,706 is primarily a result of foreign currency translation adjustments.

At September 30, 1997, the Company had approximately $12,820,819 in outstanding third party loans, $2,015,983 of this being short term in nature. These monies were used to partially fund the acquisition of Bioren and to acquire, construct and equip the manufacturing facility. The long term portion has various maturities and repayment schedules.

Since the Company does not anticipate product sales of the Barbengo Facility to be of sufficient volume to generate positive cash flow for the fourth quarter of 1997, the Company will be required to supplement its cash position from time to time through additional financing (debt or equity) or entering into development, marketing or other collaborative arrangements. The Company currently has a $3.5 million line of credit on an unsecured basis, with Citizens Bank of Saginaw, MI. This credit line bears interest at the Bank's prime commercial lending rate which is currently 8.5%. The Company anticipates that the remaining net proceeds received from the Banca Del Gottardo financing instruments (see note 6), cash flow from operations (if any), and the line of credit will be sufficient to fund the Company's operations, through December 1998.


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
              (b)  Reports on Form 8-K

                   As reported pursuant to the report filed on Form 8-K on
              September 11, 1997 with the Securities and Exchange Commission, on August 29, 1997, the Company entered into two agreements with Banca del Gottardo, a bank organized under the laws of Switzerland (the "Bank"): a. the Offshore Securities Subscription Agreement (the "Subscription Agreement"); and b. the Note Purchase, Paying and Conversion Agency Agreement (the "Note Agreement"). The closing of the subscription under the Subscription Agreement and the note purchase under the Note Agreement each occurred on August 29, 1997. The net proceeds of these transactions are to be used to finance current operations of the Company (see note 6).

                   As reported pursuant to the report filed on Form 8-K on
              September 30, 1997 with the Securities and Exchange Commission, on August 22, 1997, KPMG Peat Marwick LLP has been appointed as the Company's certified public accountants replacing Richard A. Eisner & Company, LLP who has been dismissed as of August 22, 1997.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             BIGMAR, INC.
                             -----------------------------
                             Registrant


Date: November 18, 1997      William R. Ash, III
                              ----------------------------
                             /s/William R. Ash, III
                             Chief Financial Officer

Date: November 18, 1997      Michael K. Medors
                              ----------------------------
                             /s/Michael K. Medors,
                             Treasurer and Secretary