Form 10-K
period 1997-12-31
BIGMAR INC
filed 1998-03-31
CIK 1012466

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

MARK ONE

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997.
                                    OR
  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                 TO         .

                          COMMISSION FILE NO. 1-14416
                            ------------------------
                                  BIGMAR, INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                             31-1445779
      (State or other jurisdiction of        (I.R.S. Employer Identification
       incorporation or organization)                     No.)

          9711 SPORTSMAN CLUB ROAD                        43031
              JOHNSTOWN, OHIO                          (Zip Code)
  (Address of principal executive offices)

       Registrant's telephone number, including area code: (740) 966-5800

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                    Common Stock, par value $.001 per share

                             (Title of each class)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                    Common Stock, par value $.001 per share

                                (Title of class)
                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of Common Stock held by non-affiliates is $6,787,500 based on a closing sale price of $3.75 per share on March 17, 1998. As of March 17, 1998, 4,185,000 shares of $.001 par value Common Stock were issued and outstanding.

    Portions of the Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders are incorporated by reference in Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

OVERVIEW AND RECENT DEVELOPMENTS

    Bigmar, Inc. (the "Company") was incorporated in Delaware in September 1995 and has three wholly-owned subsidiaries--Bigmar Pharmaceuticals SA ("Pharmaceuticals"), Bigmar Therapeutics ("Therapeutics") and Bioren SA ("Bioren"). Pharmaceuticals is a Swiss corporation that was formed in January 1992 under the name BVI, SA. Therapeutics is a Delaware corporation formed in September 1995 under the name Bioren, Inc.; the name was changed in November 1995. Bioren SA is a Swiss corporation formed in July 1986.

    The Company is currently engaged in manufacturing and marketing various pharmaceutical products in Germany and Switzerland. Current products include 18 types of intravenous infusion solutions ("IV Solutions") and generic oncological products, such as calcium leucovorin. Pharmaceuticals' primary strategy is to supply world markets with a full line of high-quality, affordably priced generic oncology products, to be manufactured in its state-of-the-art facilities in Switzerland and to market these products through pharmaceutical company partners in Europe and the United States, once regulatory approvals are obtained. Bioren's strategy is to expand its current IV Solutions product line and its market penetration.

    In June 1995, all of the outstanding capital stock of Bioren was purchased by Pharmaceuticals (the "Bioren Acquisition") for an aggregate purchase price of approximately $5.2 million. In connection with the Bioren Acquisition, Pharmaceuticals became a guarantor on a bank loan to Bioren in the principal amount of $2.6 million. This loan was collateralized by a facility used by Bioren (the "Bioren Facility") and provided a guarantee on a second mortgage in the aggregate principal amount of approximately $1.7 million--also on the Bioren Facility. In addition, simultaneous with the Bioren acquisition in June 1995, Pharmaceuticals sold one-half of its equity interest in Bioren to certain Pharmaceuticals stockholders (the "Bioren Holders") for approximately $2.6 million. This sale included 500 shares (10% of Bioren's outstanding stock) to John G. Tramontana, the Company's Chairman of the Board, President and Chief Executive Officer, for approximately $500,000.

    In September 1995, the Company sold an aggregate of 2,375,000 shares of common stock to stockholders existing prior to the initial public offering (see below) and on April 8, 1996 such existing stockholders contributed 99% of these shares to the Company (the "Contribution"). On April 9, 1996, the Bioren Holders exchanged their capital stock in Bioren (representing 50% of the outstanding Bioren capital stock) for 350,312 shares of the Company's common stock (approximate fair market value $2,627,340 based on the initial public offering price of $7.50 per share). At the same time, the stockholders of Pharmaceuticals exchanged all of the capital stock of Bigmar Pharmaceuticals for 2,000,938 shares of the Company's common stock (approximate fair market value $15,007,035 based upon the initial public offering price of $7.50 per share) (the "Exchange").

    In June 1996, the Company consummated an initial public offering (the "IPO") of 1,610,000 shares of common stock, par value $.001 per share at an initial public offering price of $7.50. The Company realized approximately $9.4 million from the proceeds of the IPO, after deductions of commissions and expenses.

    In May 1997, Mr. Tramontana, the Company's Chairman of the Board, President and Chief Executive Officer ("CEO"), pursuant to privately negotiated transactions in Switzerland, acquired 1,293,663 additional shares of the Company's common stock from certain stockholders. Accordingly, as of December 31, 1997, Mr. Tramontana is the beneficial owner of 2,392,031 shares, representing 55.5% of the total shares outstanding and, therefore, may be deemed to control the Company.

    In August 1997, the Company completed an Offshore Securities Subscription Agreement (the "Subscription Agreement") and a Note Purchase, Paying, and Conversion Agency Agreement (the "Note

Agreement") with Banca del Gottardo, a bank organized under the laws of Switzerland. Under the Subscription Agreement, the Company issued 200,000 shares of its common stock at a price of $5.00 per share. Net proceeds after commissions amounted to $930,000. Under the Note Agreement, the Company issued $4 million in 8% notes, due August 29, 2002, with interest payable semi-annually in February and August. The notes are convertible into shares of the Company's common stock at an initial conversion price of $5.25. Net proceeds from the notes were $3,670,000 after deductions of commissions and related expenses.

    The Company employs 58 full-time and 8 part-time associates in the following functional areas: manufacturing and quality control--36; marketing and sales--10; research and development, including regulatory affairs--8; and administration--12. All but nine of the Company's employees are located in Switzerland and none of the employees are party to any collective bargaining agreements.

PRODUCTS

    IV SOLUTIONS

    The Company's Bioren Facility manufactures and markets 18 different IV Solutions. The IV Solutions generally consist of different chemical entities, such as sodium chloride, electrolytes, carbohydrates and other nutrients, which are intravenously administered to patients. The Company markets IV Solutions through its own sales force to hospitals, clinics, retirement homes, nursing homes, managed health care organizations, home infusion providers and other health care providers in Switzerland. The Company intends to continue manufacturing and marketing IV Solutions and is seeking to penetrate additional markets in Switzerland.

    In March 1995, Bioren and PLM Langeskov A/S ("PLM") entered into an agreement (the "PLM Agreement"), which grants Bioren the exclusive right to distribute its IV Solutions throughout Switzerland and Liechtenstein in PLM's collapsible containers. The PLM Agreement expires in the year 2005, unless it is earlier terminated. Under the terms of the agreement, PLM is entitled to terminate the exclusive right contained in the agreement if, among other things, Bioren does not purchase a minimum number of intravenous solution containers each year. In addition, either party upon the occurrence of certain specified conditions may terminate the agreement. The termination of the agreement would have a material adverse effect on the Company.

    ONCOLOGICAL PRODUCTS

    The Company currently markets calcium leucovorin, a generic oncological product, in Europe. In November 1995, Pharmaceuticals and AB Cernelle ("Cernelle"), a Swedish company, entered into an agreement ("the Cernelle Agreement"), pursuant to which Pharmaceuticals obtained the exclusive worldwide distribution rights to approximately 20 generic oral oncological products, including calcium leucovorin, methotrexate and mercaptopurine, manufactured by Cernelle ("Cernelle Products"). The initial term of the Cernelle Agreement is 15 years, commencing on the date of the first commercial sale by Pharmaceuticals of the Cernelle Products. Either party may terminate the Cernelle Agreement upon the occurrence of certain specified conditions. The termination of the Cernelle Agreement would not have a material adverse effect on the Company.

    PROPOSED PRODUCTS

    The Company has identified approximately 30 oncological drugs that are currently generic and 15 additional oncological drugs that the Company believes will become generic by the year 2000. Generic drugs are the chemical and therapeutic equivalents of brand name (proprietary) drugs and generally are marketed once the patent on the proprietary drug has expired.

    There can be no assurance that the Company will manufacture or market any of the foregoing products. The commercialization of these products will depend on a number of factors including, but not limited to, the successful results of the Company's clinical toxicity studies and obtaining regulatory approval. Although the Company believes that these proposed products have commercial value, the Company may choose not to manufacture or market some or all of these products.

COMPETITION

    The pharmaceutical industry is subject to intense competition and rapid and significant technological change. Competitors of the Company are numerous and include United States and international companies. In the intravenous infusion market, the Company faces competition from Braun and Fresenius and in the oncological markets, the Company faces competition from Bedford Laboratories, Bristol-Myers Squibb Co., Pharmachemie, BV, Pharmacia & Upjohn, Inc., and Gensia-Sicor. Furthermore, in oncological markets the Company may face competition from alternative methods of treatment such as surgical procedures, radiation treatments and other treatments.

    Many of the Company's competitors, including all of the companies referred to above, have substantially greater financial and technical resources and production and marketing capabilities than the Company. The Company believes that the principal competitive factors affecting its products and proposed products are timing of product introduction, price, quality, and service. The Company believes that quality and service continue to be an advantage in the sale of IV Solutions. It also believes that price, timing, quality, customer service and breadth of its product line are all important competitive factors for its oncological products and proposed oncological products. The ability to introduce generic versions of products promptly after a proprietary drug's patent expires and the breadth of the product line may give companies a competitive advantage over the Company.

MARKETING AND SALES

    Pharmaceutical products are generally sold directly to distributors, wholesalers, health care facilities, and government agencies. Primary marketing efforts for pharmaceutical products are directed toward securing the prescription or recommendation of a product by physicians or other health care professionals. For example, in the United States health maintenance organizations (HMOs) and pharmacy benefit managers are becoming increasingly important marketing channels for distributing pharmaceutical products. The increasing pressures to contain health care costs have accelerated the use of lower priced generic pharmaceutical products. The substitution of generic drugs for the brand prescribed has increased competitive pressures on pharmaceutical products.

    The Company markets IV Solutions through its own sales force to health care providers and third-party payors. The Company markets calcium leucovorin to pharmaceutical companies. The Company does not intend to market its other products directly to the public. The Company has entered into exclusive arrangements with various non-affiliated pharmaceutical companies to market certain generic oncological products, manufactured or licensed by the Company, in Germany, the United Kingdom, Italy, and Spain. The amount of resources and time that any of these collaborators devote towards marketing and sales of the Company's products are not within the Company's control. The termination of any of these agreements would have a material adverse effect on the Company.

    The Company's sales are not subject to significant variations due to seasonal changes.

RESEARCH AND DEVELOPMENT

    The Company's research and development activities focus on three areas:

    - Formulating raw materials into finished product

    - Scaling up the development from the laboratory phase to the production phase

    - Conducting stability and bio-equivalency testing of the finished product

    During 1997, the Company filed eight Abbreviated New Drug Applications ("ANDAs"), including one Suitability Petition with the United States Food and Drug Administration ("FDA"). In addition, the Company continued its progress towards obtaining FDA approval of its facilities and products, with the FDA conducting two on-site inspections, the first in November 1997, of its U.S. laboratory facilities, and the second one in March 1998, of the Bigmar Facility (see "Manufacturing and Suppliers" below).

MANUFACTURING AND SUPPLIERS

    The Company has two production facilities, the Bioren Facility and the Bigmar Facility. The Bioren Facility is a 57,000 square foot facility in Couvet, Switzerland where the Company manufactures and markets IV Solutions and will manufacture non-toxic products. The Company has dedicated approximately 25,000 square feet of the Bioren Facility to test and manufacture certain oncological products such as calcium leucovorin. The Bigmar Facility is a 25,000 square foot, state-of-the-art, facility, in Barbengo, Switzerland where the Company will manufacture calcium leucovorin and cytotoxic oncological products.

    The capital costs associated with equipping a facility and manufacturing oncological products are substantial and the manufacturing process is complex. The FDA and foreign regulatory authorities regulate the facility in which they are manufactured and the method of manufacture, as well as the employees' working conditions. As the manufacturing of cytotoxic oncological products is expensive and complex, only a few companies throughout the world engage in their manufacture.

    The majority of raw materials needed to manufacture the Company's products and proposed products generally are not readily available and must be purchased from limited sources. In addition, the Company obtains containers for IV Solutions from a sole supplier. The Company's reliance on a sole or a limited number of suppliers involves several risks, including the inability to obtain an adequate supply of required raw materials and components, increased raw material or component costs and reduced control over quality and timely delivery.

GOVERNMENTAL REGULATIONS

    UNITED STATES. The Company's research and development activities and the production and marketing of the Company's licensed and owned products and proposed products are subject to compliance with a wide range of regulatory requirements by numerous governmental authorities in the United States, in states thereof and in other countries. In the United States, drugs are subject to rigorous FDA review. The Federal Food, Drug, and Cosmetic Act and other Federal statutes and regulations govern or influence the research, testing, manufacture, safety, labeling, storage, record keeping, approval, distribution, reporting, advertising and promotion of such products. Non-compliance with applicable requirements can result in recall, injunction or seizure of products, imposition of import restrictions, refusal of the government to approve new product applications, prevention from entering into government supply contracts, withdrawal of previously-approved applications and, in certain circumstances, criminal prosecution.

    In order to obtain FDA approval of a drug, companies must generally submit proof of safety and efficacy. In some cases such proof entails extensive clinical and pre-clinical laboratory tests. The testing, preparation of necessary applications and processing of those applications by the FDA is expensive and may take several years to complete. There is no assurance that the FDA will act favorably or in a timely manner in reviewing submitted applications, and the Company may encounter significant difficulties or costs in its efforts to obtain FDA approvals, which could delay or preclude the Company from marketing any products it may develop. The FDA may also require post-marketing testing and surveillance of approved products, or place other conditions on the approvals. These requirements could cause it to be more difficult or expensive to sell the products, and could therefore restrict the commercial applications of such products. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. For patented products or technologies, delays imposed by the governmental approval process may materially reduce the period during which the

Company will have the exclusive right to exploit such technologies; however, an additional period of up to five years may be added to the term of the patent in such circumstance.

    Generally, with respect to drugs with active ingredients not previously approved by FDA, a prospective manufacturer must conduct and submit to FDA adequate and well-controlled clinical studies to prove that drug's safety and efficacy. Currently, FDA approval of a New Drug Application ("NDA") takes approximately two to three years on average after its initial submission to FDA, based on information published by FDA.

    Following drug discovery, the steps required before a new pharmaceutical product may be marketed in the United States include:

    - Pre-clinical laboratory and animal tests

    - Submission to the FDA of an application for an Investigational New Drug ("IND")

    - Clinical and other studies to assess safety and parameters of use

    - Adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug

    - Submission of an NDA to the FDA

    - FDA approval of the NDA prior to any commercial sale or shipment of the drug.

    Typically, pre-clinical studies are conducted in the laboratory and in animal model systems to gain preliminary information on the drug's pharmacology and toxicology and to identify any potential safety problems that would preclude testing in humans. The results of these studies are submitted to the FDA as part of the IND application. Testing in humans may commence 30 days after submission of the IND unless the FDA places the IND on "clinical hold". A three-phase clinical trial program is usually required for FDA approval of a pharmaceutical product. Phase I clinical trials are designed to determine the metabolism and pharmacological effects of the drug in humans, the side effects associated with increasing doses, and, possibly, to obtain early indications of efficacy. These studies generally involve a small number of healthy volunteer subjects, but may be conducted in people with the disease the drug is intended to treat. Phase II studies are conducted to evaluate the effectiveness of the drug for a particular indication and thus involve patients with the disease under study. These studies also provide evidence of the short-term side effects and risks associated with the drug. Phase III studies are generally designed to provide the substantial evidence of safety and effectiveness of a drug required to obtain FDA approval. They often involve a substantial number of patients in multiple study centers and may include chronic administration of the drug in order to assess the overall benefit-risk relationship of the drug. Upon completion of clinical testing that demonstrates that the product is safe and effective for a specific indication, an NDA may be submitted to the FDA. This application includes details of the manufacturing and testing processes, pre-clinical studies and clinical trials. The FDA closely monitors the progress of each of the three phases of clinical testing and may, at its discretion, re-evaluate, alter, suspend or terminate the testing based on the data that have been accumulated to that point and its assessment of the risk/benefit ratio to the patient. Typical estimates of the total time required for completing such clinical testing vary between four and ten years. The clinical testing and FDA review process for new drugs are likely to require substantial time, effort and expense. The Company anticipates that proprietary oncological products will be approved through the NDA process. There can be no assurance that any approval will be granted to the Company on a timely basis, if at all. The FDA may refuse to approve an NDA if applicable statutory and/or regulatory criteria are not satisfied, or may require additional testing or information. There can be no assurance that such additional testing or the provision of such information, if required, will not have a material adverse effect on the Company. Congress or the FDA can modify the regulatory process in specific situations.

    The Drug Price Competition and Patent Term Restoration Act of 1984 ("Drug Price Act") established a new abbreviated procedure for obtaining FDA approval for those generic drugs that are equivalents of brand name drugs. For drugs that contain the same active ingredient as drugs already approved for use in the United States, FDA ordinarily requires bioequivalence data illustrating that the generic drug formulation is, within an acceptable range, equivalent to a previously approved drug. A generic drug manufacturer is not required to submit the clinical data to establish the safety and effectiveness of the product. Instead, the Drug Price Act allows the FDA to rely on bioequivalence data to approve Abbreviated New Drug Applications ("ANDAs"). "Bioequivalence" compares the bioavailability of one drug product with another and, when established, indicates that the rate of absorption and the levels of concentration of a generic drug in the body are substantially equivalent to those of the previously approved drug. The Company anticipates that ANDAs will be submitted to the FDA for approval of those generic oncological products that are intended to be marketed in the United States. According to information published by FDA, currently it takes approximately one to three years on average to obtain FDA approval of an ANDA following the date of its first submission to FDA. Due to the experience of its senior management in submitting ANDAs to the FDA, the Company believes that it will be able to obtain FDA approval for each of its proposed oncological products well below the industry average of approximately 27 months.

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

    The Company will be subject to the FDA's Good Manufacturing Practices ("GMPs"), Good Laboratory Practices ("GLPs") and extensive record keeping and reporting requirements for manufacturing products for sale in the United States. As a result, the Company's manufacturing facilities will be subject to periodic inspections by the FDA and other United States federal agencies when the Company's products are offered for sale in the United States. The Company has retained independent consultants to assist it in complying with FDA standards including the GMP requirements. Failure to comply with applicable regulatory requirements can result in, among other things, import detentions, fines, civil penalties, suspensions or losses of approvals, recalls or seizures of products, operating restrictions and criminal prosecutions.

    GERMANY. In Germany, drugs for human use can be marketed only if they are approved in advance either by the Federal Institute for Medicinal Products and Medical Devices ("BfArM") in Berlin or by the European Union ("EU") Commission after a substantive review of all safety, quality and efficacy data. The application for a marketing authorization requires the preparation and submission of extensive data and files. The applicant must produce the results of analytical, pharmacological/toxicological and clinical studies and related experts' opinions. The production of these data usually requires a long-term pre-clinical examination phase. The details of the requirements are prescribed in administrative regulations such as the Medicinal Products Guidelines. Clinical trials in Germany are monitored by the state authorities. In theory, once a complete application has been submitted to the BfArM, a decision must be issued within four months, in exceptional cases within seven months. In practice, however, these terms are not met and a term of review by the BfArM is expected to take generally three to five years. The marketing authorization of a new substance triggers fees to the BfArM, the amount of which can vary, depending on the amount of work required of the authority, the kind of procedure and the result of such procedure.

    SWITZERLAND. In Switzerland, approval of the production and sale of drugs for human use is regulated on a cantonal level rather than a federal level. The cantons of Switzerland have organized the Intercantonal Office for the Control of Medications (the "IKS") as an authority for the approval of pharmaceuticals. Based on approval by the IKS, the cantons then grant permission for the production and sale of such approved pharmaceuticals. Theoretically, each canton is still entitled to deny approval of a particular medication. However, cantons generally follow the decision of the IKS as they are bound by the Intercantonal Treaty for the Control of Medications.

    The IKS reviews all applicable safety, quality and effectiveness data, as well as data relating to the cost effectiveness of the product. To obtain approval from the IKS, the manufacturer must submit analytical, chemical, pharmacological and toxicological data based on animal trials and human clinical studies. The IKS approves the manufacturing of products only after having checked the conformity to applicable standards of the World Health Organization ("WHO") or the Pharmaceutical Inspection Convention ("PIC"). The IKS also will inspect the manufacturing facility to determine if the manufacturer is complying with good manufacturing practices before approval is granted to produce the drug product. For generic products, pharmacological and toxicological data are not required to be submitted to the IKS. To date, all of the Company's pharmaceutical products which have been approved by the IKS are generic products.

    EUROPEAN UNION. On January 1, 1995, the EU established new procedures for the approval of pharmaceuticals and created a new coordinating body, the EMEA. Germany is a member of the EU; Switzerland is not. Under the new procedures, which are optional for certain other pharmaceutical products, in particular those with new chemical agents, applications are filed with the EMEA and are evaluated scientifically by the Committee for Proprietary Medicinal Products ("CPMP"). This is known as the centralized procedure. The CPMP consists of representatives of the national registration authorities. For each application, a Rapporteur, (i.e. one of the national authorities) is appointed and has the overall responsibility for the review of the application. The Rapporteur prepares an assessment report for the CPMP. The EU Commission will generally follow the CPMP's scientific evaluation. If one or more member states objects, the EU Council will decide the matter; otherwise, the decision is rendered by the EU Commission on the basis of the CPMP evaluation.

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

THIRD-PARTY REIMBURSEMENT

    UNITED STATES. The Company's revenues and profitability may be affected by the ongoing efforts of third-party payors to contain or reduce the costs of healthcare by lowering reimbursement payment rates, increasing case management review of services and negotiating reduced contract pricing and reimbursement caps. In the event any of the Company's products become subject to a maximum reimbursement rate, the prices the Company will be able to charge its customers and, as a result its results of operations, may be adversely affected.

    Successful commercialization of the Company's owned or licensed products may depend in part on the availability of adequate reimbursement from third-party health care payors such as Medicare, Medicaid, and private insurance plans. Reimbursement rules vary from payor to payor, and reimbursement also may depend upon the setting in which a particular item or service is furnished.

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

    GERMANY. About 90% of the population are members of statutory health insurance programs. These health insurance providers are public bodies independent from the government and are funded equally by employers and employees. Their catalogue of services for which they will provide reimbursement is widely influenced by government regulations. Managed Care and HMO's are still unknown in Germany although various elements of these systems will probably be adopted in the future. The economic success of a drug product in Germany is widely dependent upon acceptance of the drug by the statutory health insurance providers.

    Certain drugs are generally excluded from reimbursement, however. These include medications to treat minor diseases like colds and influenza and drugs which have been determined by the Federal Ministry of Health to be "uneconomical", (e.g., medicinal products with more than three active ingredients). The Federal Ministry of Health is authorized to amend this "negative list" at any time. Health insurance providers generally deny reimbursement for drugs used in clinical trials. Although drugs can generally be prescribed by a doctor off label, i.e., beyond their approved indication, and still be reimbursed, there are cases where the reimbursement of oncological drugs off-label was denied on the basis that the treatment was experimental.

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

    SWITZERLAND. In Switzerland, reimbursement for pharmaceuticals is regulated on a federal level. There are two categories of drugs subject to reimbursement. The first category consists of medications which are required to be reimbursed by private health insurers. The second category contains specialty medications for which reimbursement is recommended. In practice, private health insurers grant reimbursement for the specialty products on the recommended list.

ENVIRONMENTAL REGULATIONS

    In Switzerland, Bigmar Pharmaceuticals and Bioren are subject to applicable environmental laws such as the Environment Protection Act of 1983, the Water Protection Act of 1991 and the Toxic Substance Act of 1969, as well as all applicable regulations. Swiss environmental protection laws govern, among other things, all emissions to the air, soil and water, waste-water discharge and solid and hazardous waste disposal. Bigmar Pharmaceuticals and Bioren are subject periodically to environmental compliance reviews by various Swiss regulatory offices.

    The Company believes all of its facilities are in compliance with applicable environmental laws. However, environmental laws have changed in recent years and the Company may become subject to increasingly stringent environmental standards in the future. While the Company anticipates that it may from time to time incur expenditures in connection with environmental matters, it does not anticipate making substantial expenditures for those matters within the next twelve months. Beyond that, the Company is unable to predict the extent or timing of future expenditures that may be required in connection with complying with environmental laws.

PRODUCT LIABILITY AND INSURANCE

    The testing, clinical trials, manufacturing, and marketing of the Company's products involve inherent risks of product liability claims against the Company. The Company currently maintains product liability insurance coverage on IV Solutions in the amount of approximately $14 million but such insurance is expensive, subject to various exclusions and may not be obtainable or maintainable by the Company in the future on terms acceptable to the Company. There can be no assurance that the amount and scope of any coverage will be adequate to protect the Company in the event that a product liability claim is successfully asserted against the Company. Products, such as those sold or proposed to be sold by the Company, may be subject to recall for unforeseen reasons. A recall of the Company's products could have a material adverse effect on the Company and its reputation.

ITEM 2. PROPERTIES

    On December 31, 1996, the Company entered into a lease with JTech Laboratories, Inc. ("JTech") relating to approximately 8,600 square feet of space located at 9711 Sportsman Club Road, Johnstown, Ohio 43031. This space is being utilized by the Company as its principle corporate headquarters and research and development laboratory. The lease for this space expires in June 2002, five years from the occupancy date, and provides for a first year fixed annual rent payment of $120,000 (discounted at 8.25% and paid during 1997). In years two through five, the lease calls for monthly rent payments of $10,000 per month, adjusted to the consumer price index (CPI) for inflation. These amounts do not include the Company's proportionate cost of utilities, repairs, cleaning, taxes and insurance. John G. Tramontana is the President, a director and stockholder of JTech and Michael K. Medors is the Treasurer, a director and stockholder of JTech. Management believes that its new facility will meet its operational needs for the foreseeable future.

    The Company owns two pharmaceutical plants, the Bigmar Facility and the Bioren Facility. The Bigmar Facility, a 25,000 square foot facility in Barbengo, Switzerland, is used for developing and manufacturing oncological products. The Bigmar Facility also houses warehousing and storage, manufacturing, labeling and packaging, and administrative and record-keeping areas.

    The Bioren Facility is a 57,000 square foot facility in Couvet, Switzerland that houses manufacturing operations, laboratory facilities for quality assurance and quality control activities, including batch testing and multiple-batch stability testing operations, labeling and packaging operations, warehousing and storage operations, administrative and record-keeping areas. A 25,000 square foot area in the Bioren Facility will be used as a dedicated area for scaling up the development and manufacturing supporting non-toxic products, such as calcium leucovorin (rescue therapy). A 21,000 square foot area in the Bioren Facility is used for manufacturing and marketing IV Solutions. A portion of the Bioren Facility is leased to an unaffiliated third party on a year-to-year basis. The Company believes that its facilities are sufficient for its current and reasonably anticipated operations.

ITEM 3. LEGAL PROCEEDINGS

    There are no pending legal proceedings to which the Company or any of is subsidiaries is a party or to which any of their respective properties are subject, except routine legal proceedings to which they are parties incident to their respective business. None of such proceeding are considered by the Company to be material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

    The shares of common stock of the Company commenced trading on the Nasdaq SmallCap-SM- Market under the symbol "BGMR" and Boston Stock Exchange under the symbol "BGM" on June 20, 1996. The range by calendar quarter of high and low reported closing sales prices for the common stock as reported by the Nasdaq SmallCap-SM- Market since the commencement of trading were as follows:

QUARTER ENDED:                                                                    HIGH      LOW
-------------------------------------------------------------------------------- -------  -------
June 30, 1996...................................................................  11 1/2    8
September 30, 1996..............................................................  10 1/8    6
December 31, 1996...............................................................   7 1/4    4 3/8
March 31, 1997..................................................................   7 7/8    5
June 30, 1997...................................................................   5 7/8    2 7/8
September 30, 1997..............................................................   6 1/8    4 1/8
December 31, 1997...............................................................   5 1/2    3 1/4

HOLDERS

    As of March 13, 1998, as reported by the Company's transfer agent, shares of common stock were held by 43 persons. The Company believes that the number of beneficial holders of its common stock on such date was in excess of 400.

DIVIDENDS

    The Company has never paid dividends on its common stock and does not anticipate paying dividends in the foreseeable future. The payment of future cash dividends by the Company will be at the discretion of the Board of Directors and will depend on the Company's earnings, if any, financial condition, cash flows, capital requirements, any contractual prohibitions with respect to the payment of dividends and other considerations as the Board may consider relevant. In addition, the Swiss Federal Code of Obligations provides further restrictions on the Company's ability to pay dividends to its stockholders.

ITEM 6. SELECTED FINANCIAL DATA

    The following table presents selected historical financial information for Bigmar, Inc. and subsidiaries for the years ended December 31, 1993 through December 31, 1997, derived from the Company's consolidated financial statements.

                                BIGMAR, INC.(1)

                                                   YEARS ENDED DECEMBER 31,
                                   --------------------------------------------------------
                                      1997        1996        1995       1994       1993
                                   ----------  ----------  ----------  ---------  ---------
Operating Data:
  Net sales......................  $6,483,444  $7,931,149  $5,600,362  $ 707,627  $ 264,077
  Cost of goods sold.............   5,485,648   5,312,193   4,001,891    611,040    182,075
                                   ----------  ----------  ----------  ---------  ---------
  Gross margin...................     997,796   2,618,956   1,598,471     96,587     82,002
                                   ----------  ----------  ----------  ---------  ---------
Operating expenses:
  Research and development.......   1,209,053     801,560      23,144
  Selling, general and
    administrative...............   4,281,627   3,006,546   1,493,055     16,269     50,810
  Re-acquisition of U.S.
    marketing rights.............   2,050,000
  Settlement and write-off
    licensing fees...............                 511,777
                                   ----------  ----------  ----------  ---------  ---------
  Total operating expenses.......   7,540,680   4,319,883   1,516,199     16,269     50,810
                                   ----------  ----------  ----------  ---------  ---------
Operating income (loss)..........  (6,542,884) (1,700,927)     82,272     80,318     31,192
                                   ----------  ----------  ----------  ---------  ---------
Other income (expense):
  Other income...................     127,200      28,666                  7,927
  Interest income................      69,984     152,705      13,911        966        387
  Interest expense...............    (616,453)   (206,469)   (196,387)
  Gain (loss) on foreign currency
    transactions.................    (415,871)     86,481
                                   ----------  ----------  ----------  ---------  ---------
  Other income (expense) net.....    (835,140)     61,383    (182,476)     8,893        387
                                   ----------  ----------  ----------  ---------  ---------
Income (loss) before taxes.......  (7,378,024) (1,639,544)   (100,204)    89,211     31,579
                                   ----------  ----------  ----------  ---------  ---------
Income taxes (benefit)...........                              (3,000)    10,553      8,296
                                   ----------  ----------  ----------  ---------  ---------
    Net income (loss)............  $(7,378,024) $(1,639,544) $  (97,204) $  78,658 $  23,283
                                   ----------  ----------  ----------  ---------  ---------
                                   ----------  ----------  ----------  ---------  ---------
Per Share Data:
  Net income (loss)..............  $    (1.82) $    (0.51) $    (0.07) $     .20  $     .06
                                   ----------  ----------  ----------  ---------  ---------
                                   ----------  ----------  ----------  ---------  ---------
  Weighted average number of
    shares outstanding (2).......   4,052,945   3,235,137   1,337,292    400,188    400,188
                                   ----------  ----------  ----------  ---------  ---------
                                   ----------  ----------  ----------  ---------  ---------
Balance Sheet Data:
  Working capital (deficit)......  $(2,484,409) $  545,102 $1,204,461  $  98,526  $ 113,573
  Total assets...................  20,517,090  24,270,169  15,493,126  2,173,621    152,022
  Long-term obligations..........  10,090,467   7,353,490   8,436,971  1,500,767
  Retained earnings (deficit)....  (9,012,630) (1,634,606)      4,938    102,142     23,483
  Stockholders' equity...........   5,128,600  10,895,853   3,911,404    192,492    113,573

------------------------

(1) On April 9, 1996, a reorganization of companies under common control took place whereby the Company acquired 100% of Bigmar Pharmaceuticals and 50% of Bioren. Accordingly, the financial statements of the Company include the results of operations of Bigmar Pharmaceuticals for all periods presented and the results of operations of Bioren from July 1, 1995 (the date of acquisition).

(2) Adjusted for a 2.105263 for one reverse stock split, effective April 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Certain statements under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding future cash requirements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: delays in product development; problems or delays in clinical testing; failure or delays in receiving regulatory approvals; lack of proprietary rights; or, change in business strategy or development plans.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

    Net sales decreased by $1.4 million to approximately $6.5 million for the year ended December 31, 1997, compared to $7.9 million for the comparable period in 1996. Approximately $1.1 million of the decrease relates to year-to-year exchange rate differences. Sales of IV solutions increased by $.7 million but were offset by foreign currency effects of $.9 million. Sales of raw materials and oncological products declined by $.7 million and $.3 million, respectively.

    Cost of goods sold increased from the prior year by approximately $.2 million. Without the effect of year-to-year changes in the foreign exchange rate, cost of goods sold would have increased by $1.1 million. Bioren's cost of sales decreased $.1 million, after taking into account exchange impacts of $.7 million. Pharmaceuticals' cost of goods sold increased $.3 million, net of foreign exchange effects of $.3 million. The primary reason for the Pharmaceuticals increase is the absorption of costs related to validation activities subsequent to May 1997, when the plant obtained provisional approval to manufacture product from the IKS. In 1996, a portion of these costs associated with completion of the production facilities were capitalized.

    Gross margin decreased by $1.6 million to $1.0 million or 15% for the year ended December 31, 1997, compared to $2.6 or 33% for the year ended December 31, 1996. Exchange rate impacts on sales offsets the exchange rate impact on cost of sales; therefore, the decrease is related to the decreased sales plus the increase in validation costs related to the FDA approval process.

    Total operating expenses increased by 74%, from $4.3 million in 1996 to $7.5 million in 1997. Research and development expenses increased by $.4 million as a result of the Company's continuing effort to develop its line of oncological products and obtain required regulatory approvals to manufacture and market those products. Based upon the number of products scheduled for registration during the next several years, the Company expects research and development expenditures to continue to be significant. Selling, general and administrative expenses also increased from 1996 to 1997. The $1.3 million increase primarily reflects an increase in the number of employees and related expenses both in the U.S. and Switzerland. Also, in 1997, approximately $2.1 million of expenses were recognized to reacquire marketing rights previously assigned to Protyde under a collaborative agreement, which was terminated during the year.

    Operating (loss), as a result of the foregoing, increased by $4.8 million, from $1.7 million in 1996 to $6.5 million in 1997.

    Other income (net) amounted to a net expense of $.8 million for 1997 as compared to income of $.1 million for 1996. Interest expense amounted to $.6 million for 1997, an increase of $.4 million over 1996, reflecting two factors--an increase in the Company's debt during 1997 and less capitalized interest during 1997. Other income increased $.1 million from 1996 to 1997, primarily as a result of gains on disposals of property, plant, and equipment, including land sold by Bioren to a related party. Finally, the Company recorded foreign currency transaction losses of $.4 million during 1997 versus gains in 1996 of $.1 million. The majority of this activity is related to 1997 intercompany funds transfers denominated in Swiss Francs.

    Income tax expense was zero for both 1997 and 1996, due to losses sustained and loss carryovers from prior years.

    Net loss for 1997 was $7.4 million versus the 1996 loss of $1.6 million. The corresponding loss per share was $1.82 in 1997 versus $.51 in 1996. If the effects of the Protyde transaction and the Cerbios-Pharma settlement were omitted, the net losses would have been $5.3 million and $1.1 million for 1997 and 1996 respectively and the loss per share would have been $1.31 and $.35 for 1997 and 1996, respectively.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

    Net sales increased by $2.3 million to $7.9 million for the year ended December 31, 1996 as compared to $5.6 million for the comparable period in 1995. This increase was attributable to the inclusion of a full year of Bioren sales ($5.8 million) in 1996, compared to the inclusion of only the last six months sales in 1995, as Bioren was not acquired until June 30. Excluding Bioren sales, the increase in net sales was $62,000 from 1995 to 1996. This increase was due to additional sales of approximately $464,000 of pharmaceutical products, offset by a reduction of approximately $247,000 and $122,000 in prostate materials and generic oncological products, respectively, and an adverse change of approximately 4% in exchange rates between the U.S. dollar and the Swiss franc. The Company expects sales of generic oncological products to improve once new products are added to the oncology line.

    Cost of goods sold increased by $1.3 million to $5.3 million for the year ended December 31, 1996 as compared to $4.0 million for the comparable period in 1995. This increase was primarily due to increased sales.

    Gross profit increased by $1.0 million to $2.6 million for the year ended December 31 1996 over the comparable period in 1995. This increase was attributable to the addition of Bioren gross profit in 1996 of $1.8 million. Without the addition of Bioren, gross profit for the period ended December 31, 1996 increased $354,000 to $794,000 as compared to $440,000 for the comparable period in 1995. This increase was due to both higher net sales and to favorable product mix.

    As a percentage of sales, gross profit for the year ended December 31, 1996 was 33%, an increase from 28.5% for the comparable period in 1995. Bigmar Pharmaceuticals gross profit as a percentage of sales increased to 37.4% from 21.4% for the comparable period in 1995. This improvement reflects a change in the mix of products sold from period to period as prostate materials were sold in 1995 at materially lower margins than other products. Bioren gross profit as a percentage of sales for the year ended December 31, 1996 decreased to 31.4% from 32.7% for the comparable period in 1995. This decrease resulted primarily from competitive pricing tactics in the IV Solution line. The Company expects that the tight margins in the IV Solution product line will continue, but also anticipates that the Company's overall gross margin will improve once new products are added to the oncology line.

    Total 1996 operating expenses amounted to $4.3 million, an increase of $2.8 million over 1995. Research and development expenses were $802,000 in 1996 compared to $23,000 in 1995. The increase reflects expenditures related to the formulation and development of oncology products and expanded research and development activities in order to obtain regulatory approval for manufacturing and marketing oncology products. Additional expenditures of approximately $1.5 million related to equipment and facility validation were incurred. In view of the anticipated number of products scheduled for registration in the next several years, the Company anticipates that the level of research and development expenses will continue to be significant. Selling, general and administrative expenses increased by $1.5 million to $3.0 million for the year ended December 31, 1996, compared to $1.5 million for the comparable period in 1995. The increase is largely due to the addition of Bioren's selling, general and administrative expenses of $1.6 million. Bioren's selling, general and administrative expenses were $2.0 million for the comparable period in 1995. Selling, general and administrative expenses for 1996 reflect an increase in the number of employees and related expenses and expansion of activity in both the U.S. and in Switzerland. The increase in total operating expenses also includes approximately $.3 million for settlement charges paid to Cerbios-Pharma and a write off of $.2 million ($.1 million each paid to Bioferment and Sapec) as a result of the Cancellation Agreements dated March 27, 1997. The Company does not expect its operations to be materially affected by the cancellation of these agreements.

    Other income (net) amounted to $61,000 during 1996, an increase from 1995 of $244,000. Interest expense remained relatively flat year to year, at $206,000 and $196,000 for 1996 and 1995 respectively. Interest expense for 1996 was partially offset by interest income of $153,000, generated by investing the proceeds of the initial public offering. Finally, the Company recorded $86,000 net gain on foreign currency transactions in 1996.

    Income tax expense was insignificant for both 1996 and 1995, due to losses sustained and loss carryovers from prior years.

    The Company sustained a net loss of $1.6 million for the year ended December 31, 1996 as compared to a net loss of $97,000 for the year ended December 31, 1995. The net loss for 1996 represents an increase of $1.5 million. The 1996 loss was due primarily to the intensification of oncology product development and registration activities as well as staffing and related activities required to support the development of the oncology business.

LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 1997 and December 31, 1996, the Company had cash and cash equivalents of $.6 million and $4.4 million, respectively. The Company's working capital at December 31, 1997 was a $2.5 million deficit and at December 31, 1996 was $.5 million. Besides the decrease in cash, the biggest impacts on working capital were the repayment of related party payables of $.9 million and the return of a cash advance to Protyde of $.8 million. Accounts payable increased $.2 million and accrued expenses increased $.1 million. Accounts receivable also increased about $.1 million from year-end 1996 to year-end 1997. Finally, notes payable increased by approximately $.4 million.

    Net cash used in operating activities during 1997 was $6.0 million, down from the previous year's cash provided of $.4 million. The decrease was largely a result of the $7.4 million net loss incurred during the year. However, this was offset somewhat by approximately $1.0 million of depreciation and amortization, $.8 million for the value of common stock warrants issued to Protyde as partial payment to re-acquire U.S. marketing rights previously assigned to Protyde, and $.4 million for foreign exchange losses.

    Capital expenditures for 1997 were $2.2 million, a $5.8 million decrease from the 1996 level. The lower expenditures reflect the fact that the Bigmar Facility was substantially completed at the end of May 1997 and most of the property, plant and equipment related to this facility had already been acquired during 1996.

    In June 1996 the Company completed an initial public offering through which the Company received, after deducting all related offering expenses, approximately $9.4 million in net proceeds. During 1997, the Company utilized the remaining proceeds from the IPO and obtained additional financing from Banca del Gottardo in August. The net proceeds from Banca del Gottardo amounted to $.9 million from the issuance of common stock and $3.7 million from the issuance of 8% convertible bonds. The company obtained additional short-term financing by securing a $3.5 million line of credit from Citizens Bank in Saginaw, Michigan. The line of credit is unsecured and, as of year-end, the Company had borrowed approximately $1.0 million under this arrangement.

    The Company has incurred, and will continue to incur, substantial expenditures for research and development activities related to bringing its products to the commercial market. The Company intends to devote significant additional funds to product development, formulation, clinical testing, manufacturing validation, product registration, and other activities required for regulatory review of generic oncological products. The amount required to complete such activities depends upon the outcome of regulatory reviews. The regulatory bodies may require more testing than is currently planned by the Company. There can be no assurance that the Company's generic oncological products will be approved for marketing by the FDA or any foreign government agency or that any such products will be successfully introduced or achieve market acceptance.

    The Company anticipates that the net proceeds received from its recent financing activities, together with cash flow from operations (if any), will be sufficient to fund the Company's operations through June 1998. However, there can be no assurance that events affecting the Company's operations will not result in the Company depleting its funds before that time. Management is currently discussing additional financing with a number of financial institutions and investors, but there are no assurances that the Company will be able to obtain additional financing or that such financing, if available, will be on acceptable terms.

YEAR 2000 COMPLIANCE

    Many computer systems currently record years in a two-digit format. Such systems, if not modified, will be unable to recognize and properly process information with dates beyond the year 1999. The potential problems arising out of this inability are commonly referred to as the "Year 2000 Issue" and will affect virtually all companies, government agencies and other organizations.

    During 1997, the Company performed an assessment of its computer systems to determine whether or not they were in compliance with Year 2000 requirements. As of December 31, 1997, the Swiss operations' computer systems were determined to be in compliance with such requirements. The U.S. operations computer applications include an accounting package and a document management system. Although these systems do not yet comply with Year 2000 requirements, an assessment has been made and it has been determined to the best of management's knowledge and belief that the costs to bring them into compliance will be immaterial to the Company's business, operations, and financial condition. The Company expects to incur and expense such costs to selling, general and administrative during 1998.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, "Reporting Comprehensive Income", which is required to be adopted for fiscal years beginning after December 31, 1997. The Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Adoption of this standard is not expected to have a material impact on the Company's financial statements or results of operations.

    Also in June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is required to be adopted for fiscal years beginning after December 15, 1997. The Statement changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to shareholders. Adoption of this standard is not expected to have a material impact on the Company's financial statements or results of operations.

    In February 1998, the FASB issued Statement No. 132, "Employers' Disclosures About Pensions and Other Post-Retirement Benefits", which is required to be adopted for fiscal years beginning after December 15, 1997. The Statement adds additional disclosure requirements to facilitate financial analysis and removes certain disclosures no longer considered as useful as in the past. Adoption of this standard is not expected to have a material impact on the Company's financial statements or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Consolidated Financial Statements of the Company, together with the reports thereon of KPMG Peat Marwick LLP, dated March 27, 1998, are set forth on pages 23 through 43 hereof (see Item 14 of this Annual Report for the Index).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    During 1997, the Company's Board of Directors approved the selection of KPMG Peat Marwick LLP ("KPMG"), a major international CPA firm to report on the three-year period ended December 31, 1997. KPMG's size, international experience, and familiarity with the pharmaceutical industry were all important factors in this decision. There were no disagreements with either the former auditors, Richard A. Eisner & Company or with KPMG regarding accounting and financial disclosure matters. The report of Richard A. Eisner & Company for the three-year period ended December 31, 1996 contained a qualification relating to continuance as a going concern.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item 10 is included under the captions "Election of Directors" and "Information Regarding Security Holders--Section 16(a) Beneficial Owner Reporting Compliance" in the Company's definitive Proxy Statement (the "Proxy Statement") relating to the Company's 1998 Annual Meeting of Stockholders and is incorporated herein by reference. The Company anticipates filing the Proxy Statement with the Securities and Exchange Commission in April 1998.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item 11 is included under the captions "Compensation of Executive Officers" and "Directors Meeting Compensation and Committees--Director Compensation" in the Proxy Statement and is incorporated herein by reference. Neither the report of the Compensation and Stock Option Committee of the Registrant's Board of Directors on executive compensation nor the performance graph included in the Proxy Statement shall be deemed to be incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL, OWNERS AND MANAGEMENT

    The information required by this Item 12 is included under the caption "Information Regarding Security Holders" in the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item 13 is included under the caption "Certain Relationship and Related Transactions" in the Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (A) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

        (1) Financial Statements

           --Independent Auditors' Report

           --Consolidated Balance Sheets

               --December 31, 1997

               --December 31, 1996

           --Consolidated Statements of Operations

               --Year ended December 31, 1997

               --Year ended December 31, 1996

               --Year ended December 31, 1995

           --Consolidated Statements of Stockholders' Equity

               --Year ended December 31, 1997

               --Year ended December 31, 1996

               --Year ended December 31, 1995

           --Consolidated Statements of Cash Flows

               --Year ended December 31, 1997

               --Year ended December 31, 1996

               --Year ended December 31, 1995

           --Notes to Consolidated Financial Statements

        (2) Financial Statement Schedules

            See Exhibit 99(a)--Schedule II--Valuation and Qualifying Accounts.

    All other schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in financial statements or the notes thereto.

        (3) Exhibits:

EXHIBIT
NUMBER                               DESCRIPTION OF EXHIBIT                                FILING STATUS
------   -------------------------------------------------------------------------------  ----------------
  3.1    Restated and Amended Certificate of Incorporation..............................         a

  3.1(a) Certificate of Correction to Restated and Amended Certificate of Incorporation
           of the Registrant............................................................         a

  3.2    Restated By-Laws of the Registrant.............................................         a

  3.2(a) Amendment to Restated By-Laws of the Registrant................................         a

  4.1    Specimen Stock Certificate.....................................................         a

  4.2    Form of Representatives Warrant................................................         a

 10.1    Intentionally Omitted..........................................................         a

 10.2    Partnership Agreement, dated as of October 1995, between Bigmar Therapeutics,
           Inc. and Protyde Oncology Therapeutics, Inc..................................         a

 10.3    Sales and Marketing Agreement, dated as of October 1995, between Protyde-Bigmar
           Therapeutics and Protyde Corporation.........................................         a

EXHIBIT
NUMBER                               DESCRIPTION OF EXHIBIT                                FILING STATUS
------   -------------------------------------------------------------------------------  ----------------
 10.4    Manufacturing Agreement, dated as of October 1995, between Protyde-Bigmar
           Therapeutics and the Registrant..............................................         a

 10.5    Sublease Agreement, dated as of March 1, 1996, between the Registrant and
           Cernitin America, Inc........................................................         a

 10.6    Form of Indemnification Agreement..............................................         a

 10.7    Employment Agreement, dated as of April 15, 1996, between the Registrant and
           John G. Tramontana...........................................................         a

 10.8    Form of Medical Advisory Agreement.............................................         a

 10.9    Form of Scientific Advisory Agreement..........................................         a

 10.10   Exclusive Distribution and Supply Agreement, dated November 5, 1995, between
           Bigmar Pharmaceuticals SA and AB Cernelle....................................         a

 10.11   Technical Services Agreement, dated November 5, 1995, between Bigmar
           Pharmaceuticals SA and AB Cernelle...........................................         a

 10.12   License and Supply Agreement, dated November 14, 1995, between Bigmar
           Pharmaceuticals SA and Bioferment division of Cerbios-Pharma SA..............         a

 10.13   Exclusive Distribution and Supply Agreement, dated as of December 14, 1995, between Bigmar Pharmaceuticals SA and Bioferment division of Cerbios-Pharma
           SA...........................................................................         a

 10.14   Exclusive Distribution Agreement, dated November 14, 1995, between Bioren SA
           and SAPEC division of Cerbios-Pharma SA......................................         a

 10.15   Stock for Stock Exchange Agreement, dated April 9, 1996, between the Registrant
           and its stockholders.........................................................         a

 10.16   Contribution Agreement, dated April 8, 1996, between the Registrant and its
           stockholders.................................................................         a

 10.17   Exclusive Distribution Agreement, dated December 22, 1995, between Bigmar
           Pharmaceuticals SA and Boehringer Mannheim Italia S.p.A......................         a

 10.18   International Activities Agreements, dated March 3, 1994, between Bigmar
           Pharmaceuticals SA and Medac GmbH............................................         a

 10.19   Distribution Agreement, dated October 10, 1994 between Bigmar Pharmaceuticals
           SA and Pharma Stroschein GmbH................................................         a

 10.20   Distribution Agreement, dated July 31, 1995, between Bigmar Pharmaceuticals SA
           and Laboratorios Vita S.A....................................................         a

 10.21   Supply and Collaboration Agreement, dated March 8, 1995, between Bioren SA and
           PLM Langeskov A/S............................................................         a

 10.22   Agreement, dated December 21, 1995, between Laevosan international AG and
           Bigmar Pharmaceuticals SA....................................................         a

 10.23   Loan documentation between Bioren SA and Union Bank of Switzerland.............         a

 10.24   Loan documentation between Bigmar Pharmaceuticals SA and Union Bank of
           Switzerland..................................................................         a

 10.25   Registrant's 1996 Stock Option Plan............................................         a

EXHIBIT
NUMBER                               DESCRIPTION OF EXHIBIT                                FILING STATUS
------   -------------------------------------------------------------------------------  ----------------
 10.26   Form of Non-qualified Stock Option Agreement under the 1996 Stock Option
           Plan.........................................................................         a

 10.27   Form of Incentive Stock Option Agreement under the 1996 Stock Option Plan......         a

 10.28   Form of Registrant's Director Option Plan......................................         a

 10.29   Acquisition Agreement, dated June 22, 1995, between Galenica Holding AG and the
           Registrant...................................................................         a

 10.30   Extension of Licensing Agreement, dated October 27, 1995, between Dr. F. Messi
           Cell Culture Technologies and Bigmar Pharmaceuticals SA......................         a

 10.31   Agreements between Bigmar Pharmaceuticals SA and Unione Farmaceutica SA........         a

 10.40   Lease Agreement, dated as of December 31, 1996, between the Registrant and
           JTech Laboratories, Inc......................................................         c

 10.41   Cancellation Agreement, dated as of March 27, 1997.............................         c

 10.42   Release dated March 27, 1997 issued by Cerbios-Pharma in favor of the
           Registrant...................................................................         c

 10.43   Cancellation Agreement, dated as of March 27, 1997, between the registrant and
           Cerbios-Pharma...............................................................         c

 10.44   Cancellation Agreement, dated as of March 27, 1997, between the Registrant and
           Cerbios-Pharma...............................................................         c

 10.45   Libor Mortgage Loan Agreement, dated February 26, 1997, between the Union Bank
           of Switzerland, and the Registrant...........................................         c

 10.46   Credit Contract and Libor Loan Contract, dated December 13, 1996, between Union
           Bank of Switzerland and the Registrant.......................................         c

 10.47*  Employment Agreement, dated as of July 1, 1996, between the Registrant and
           Albert Z. Hodge..............................................................         c

 10.48*  Employment Agreement, dated as of April 15, 1996, between the Registrant and
           Peter P. Stoelzle............................................................         c

 10.49   Letter of Line of Credit, dated May 15, 1997, between Citizens Bank and the
           Registrant...................................................................         e

 10.50   Assignment and Assumption of Partnership Interest and Termination of Contracts
           dated July 24, 1997..........................................................         e

 10.51   Transaction of Change in Control of Registrant dated May 2, 1997...............         b

 10.52   Sales of Equity Securities Pursuant to Regulation S, dated as of August 28,
           1997, between the Registrant and Banca del Gottardo..........................         f

 10.53*  Employment Agreement, dated as of November 3, 1997, between the Registrant and
           William R. Ash, III..........................................................   Filed herewith

 10.54   Registrant's 1997 Stock Option Plan............................................   Filed herewith

 10.55*  Form of Non-qualified Stock Option Agreement under the 1997 Stock Option
           Plan.........................................................................   Filed herewith

EXHIBIT
NUMBER                               DESCRIPTION OF EXHIBIT                                FILING STATUS
------   -------------------------------------------------------------------------------  ----------------
 10.56*  Form of Incentive Stock Option Agreement under the 1997 Stock Option Plan......   Filed herewith

 16.01   Letter re: Change in Registrants Certifying Accountant, dated as of August 28,
           1997.........................................................................         g

 16.02   Letter re: Change in Registrants Certifying Accountant as Amended, dated as of
           September 30, 1997...........................................................         h

 21.10   Subsidiaries of the Registrant.................................................         a

 22.01   Matters submitted to a vote of security holders of the Registrant..............         d

 27.00   Financial Data Schedule........................................................   Filed herewith

 99(a)   Schedule II--Valuation and Qualifying Accounts.................................   Filed herewith

------------------------

*   Includes compensatory plan or arrangements required to be filed pursuant to
    Item 14c of this Form 10-K.

(a) Incorporated by reference to the Company's Registration Statement No. 333-3830, declared effective by the Securities and Exchange Commission on June 19, 1996.

(b) Incorporated by reference to the Company's Form 8-K dated May 2, 1997, file number 001-14416.

(c) Previously filed with reports on Form 10-K 1996, file number 001-14416.

(d) Previously filed with the Proxy Statement July 28, 1997, file number 001-14416.

(e) Previously filed with reports on Form 10-Q 1997, file number 001-14416.

(f) Incorporated by reference to the Company's Form 8-K dated August 29, 1997, file number 001-14416.

(g) Incorporated by reference to the Company's Form 8-K dated August 22, 1997, file number 001-14416.

(h) Incorporated by reference to the Company's Form 8-K/A Amendment No. 1, dated September 29, 1997, file number 001-14416.

    (B) REPORTS ON FORM 8-K.

    No reports on Form 8-K were filed during the last quarter of the fiscal year.

    (C) EXHIBITS

    See Item 14(a)(3) for a list of exhibits filed electronically with this report via EDGAR.

    (D) FINANCIAL STATEMENT SCHEDULES

    See Exhibit 99(a)--Schedule II--Valuation and Qualifying Accounts

    NOTE: ALL OTHER SCHEDULES CALLED FOR UNDER REGULATION S-X NOT INCLUDED HEREIN HAVE BEEN OMITTED BECAUSE THEY ARE NOT APPLICABLE, THE REQUIRED INFORMATION IS NOT MATERIAL OR THE REQUIRED INFORMATION IS INCLUDED IN THE FINANCIAL STATEMENTS OR NOTES THERETO.

                         BIGMAR, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report...........................................         24

Consolidated Balance Sheets............................................         25
  December 31, 1997
  December 31, 1996

Consolidated Statements of Operations..................................         26
  Year ended December 31, 1997
  Year ended December 31, 1996
  Year ended December 31, 1995

Consolidated Statements of Stockholders' Equity........................         27
  Year ended December 31, 1997
  Year ended December 31, 1996
  Year ended December 31, 1995

Consolidated Statements of Cash Flows..................................         28
  Year ended December 31, 1997
  Year ended December 31, 1996
  Year ended December 31, 1995

Notes to Consolidated Financial Statements.............................         29

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors

Bigmar, Inc.:

    We have audited the accompanying consolidated financial statements of Bigmar, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bigmar, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(c) to the consolidated financial statements, the Company has suffered recurring losses from operations, and anticipates it will require additional financing in order to complete the validation of its manufacturing plant and equipment and to fund its operations during 1998. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1(c). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KPMG PEAT MARWICK LLP

Columbus, Ohio

March 27, 1998

                         BIGMAR, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996

                                                                                         1997           1996
                                                                                     -------------  -------------
                                                     ASSETS
Current assets:
  Cash and cash equivalents........................................................  $     643,232  $   4,362,938
  Accounts receivable, net of allowance of $0 and $44,703 at December 31, 1997 and
    1996, respectively.............................................................        847,899        772,491
  Inventories (Note 2).............................................................        890,249        950,471
  Prepaid expenses and other current assets........................................        432,234        480,028
                                                                                     -------------  -------------
    Total current assets...........................................................      2,813,614      6,565,928
Property, plant and equipment, net (Note 3)........................................     17,164,158     17,407,140
Intangible and other assets, net...................................................        539,318        297,101
                                                                                     -------------  -------------
    Total..........................................................................  $  20,517,090  $  24,270,169
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable.................................................................  $   1,766,992  $   1,721,846
  Notes payable (Note 4)...........................................................      2,318,644      1,529,993
  Current portion of long-term debt (Note 5).......................................        581,674        466,594
  Due to related parties (Note 13).................................................                       983,490
  Advances on reimbursable expenses (Note 9).......................................                       750,000
  Accrued expenses and other current liabilities...................................        630,713        568,903
                                                                                     -------------  -------------
    Total current liabilities......................................................      5,298,023      6,020,826
Long-term debt (Note 5)............................................................     10,090,467      7,353,490
                                                                                     -------------  -------------
    Total liabilities..............................................................     15,388,490     13,374,316
                                                                                     -------------  -------------
Stockholders' equity (Notes 8, 10 and 11):
  Preferred stock ($.001 par value; 5,000,000 shares authorized; none issued)
  Common stock ($.001 par value; 15,000,000 shares authorized; 4,185,000 and
    3,985,000 shares issued and outstanding at December 31, 1997 and 1996,
    respectively)..................................................................          4,185          3,985
  Additional paid-in capital.......................................................     15,063,166     13,333,366
  Retained earnings (deficit)......................................................     (9,012,630)    (1,634,606)
  Cumulative translation adjustment................................................       (926,121)      (806,892)
                                                                                     -------------  -------------
    Total stockholders' equity.....................................................      5,128,600     10,895,853
                                                                                     -------------  -------------
Commitments (Note 14)..............................................................
    Total..........................................................................  $  20,517,090  $  24,270,169
                                                                                     -------------  -------------
                                                                                     -------------  -------------

          See accompanying notes to consolidated financial statements.

                         BIGMAR, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                            1997           1996           1995
                                                                        -------------  -------------  ------------
Net sales (Note 12)...................................................  $   6,483,444  $   7,931,149  $  5,600,362
Cost of goods sold....................................................      5,485,648      5,312,193     4,001,891
                                                                        -------------  -------------  ------------
Gross margin..........................................................        997,796      2,618,956     1,598,471
                                                                        -------------  -------------  ------------
Operating expenses:
  Research and development............................................      1,209,053        801,560        23,144
  Selling, general and administrative.................................      4,281,627      3,006,546     1,493,055
  Re-acquisition of U.S. marketing rights (Note 9)....................      2,050,000
  Settlement and write-off licensing fees (Note 13)...................                       511,777
                                                                        -------------  -------------  ------------
    Total operating expenses..........................................      7,540,680      4,319,883     1,516,199
                                                                        -------------  -------------  ------------
Operating income (loss)...............................................     (6,542,884)    (1,700,927)       82,272
                                                                        -------------  -------------  ------------
Other income (expense):
  Other income........................................................        127,200         28,666
  Interest income.....................................................         69,984        152,705        13,911
  Interest expense....................................................       (616,453)      (206,469)     (196,387)
  Gain (loss) on foreign currency transactions........................       (415,871)        86,481
                                                                        -------------  -------------  ------------
    Other income (expense), net.......................................       (835,140)        61,383      (182,476)
                                                                        -------------  -------------  ------------
Loss before income taxes..............................................     (7,378,024)    (1,639,544)     (100,204)
                                                                        -------------  -------------  ------------
Income taxes (benefit) (Note 7):
  Current.............................................................                                      13,000
  Deferred............................................................                                     (16,000)
                                                                        -------------  -------------  ------------
    Total income taxes................................................                                      (3,000)
                                                                        -------------  -------------  ------------
Net loss..............................................................  $  (7,378,024) $  (1,639,544) $    (97,204)
                                                                        -------------  -------------  ------------
                                                                        -------------  -------------  ------------
Basic earnings (loss) per share.......................................  $       (1.82) $       (0.51) $      (0.07)
                                                                        -------------  -------------  ------------
                                                                        -------------  -------------  ------------
Weighted-average shares outstanding...................................      4,052,945      3,235,137     1,337,292
                                                                        -------------  -------------  ------------
                                                                        -------------  -------------  ------------

          See accompanying notes to consolidated financial statements.

                         BIGMAR, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                COMMON STOCK
                                           ----------------------  ADDITIONAL   RETAINED   CUMULATIVE
                                            NUMBER                  PAID-IN     EARNINGS   TRANSLATION
                                           OF SHARES    AMOUNT      CAPITAL    (DEFICIT)   ADJUSTMENT     TOTAL
                                           ---------  -----------  ----------  ----------  -----------  ----------
Balance at December 31, 1994.............    400,188   $     400   $   89,690  $  102,142   $     260   $  192,492
  Purchase of 50% interest in Bioren SA
    for cash.............................    350,312         350    2,599,199                            2,599,549
  Issuance of common stock to Bigmar
    Pharmaceuticals stockholders for
    cash.................................  1,600,750       1,601    1,207,010                            1,208,611
  Issuance of common stock to Bigmar,
    Inc. stockholders....................     23,750          24        4,976                                5,000
  Net loss for the year ended December
    31, 1995.............................                                         (97,204)                 (97,204)
  Translation adjustment.................                                                       2,956        2,956
                                           ---------  -----------  ----------  ----------  -----------  ----------
Balance at December 31, 1995.............  2,375,000       2,375    3,900,875       4,938       3,216    3,911,404
  Issuance of common stock in initial
    public offering......................  1,610,000       1,610    9,432,491                            9,434,101
  Net loss for the year ended December
    31, 1996.............................                                      (1,639,544)              (1,639,544)
  Translation adjustment.................                                                    (810,108)    (810,108)
                                           ---------  -----------  ----------  ----------  -----------  ----------
Balance at December 31, 1996.............  3,985,000       3,985   13,333,366  (1,634,606)   (806,892)  10,895,853
  Issuance of common stock to Banca del
    Gottardo.............................    200,000         200      929,800                              930,000
  Issuance of common stock warrants to
    Protyde (Notes 9 and 10).............                             800,000                              800,000
  Net loss for the year ended December
    31, 1997.............................                                      (7,378,024)              (7,378,024)
  Translation adjustment.................                                                    (119,229)    (119,229)
                                           ---------  -----------  ----------  ----------  -----------  ----------
Balance at December 31, 1997.............  4,185,000   $   4,185   $15,063,166 $(9,012,630)  $(926,121) $5,128,600
                                           ---------  -----------  ----------  ----------  -----------  ----------
                                           ---------  -----------  ----------  ----------  -----------  ----------

          See accompanying notes to consolidated financial statements.

                         BIGMAR, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                           1997           1996           1995
                                                                       -------------  -------------  -------------
Cash flows from operating activities:
  Net loss...........................................................  $  (7,378,024) $  (1,639,544) $     (97,204)
  Adjustments to reconcile net loss to net cash provided by (used in)
    operating activities:
      Depreciation and amortization..................................      1,031,688        273,797        174,184
      Issuance of warrants to Protyde................................        800,000
      Unrealized foreign exchange losses.............................        416,670
      (Gain) loss on sale of property and equipment..................        (26,235)                       48,693
      Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable...................       (140,084)       539,308       (424,712)
        (Increase) in due from related party.........................                                     (170,648)
        (Increase) decrease in inventories...........................        (19,107)       (47,098)       578,755
        (Increase) decrease in prepaids and other current assets.....          3,642       (241,607)       206,671
        Increase (decrease) in due to related parties................       (906,603)       960,102
        (Increase) decrease in other assets..........................                        24,944        (37,782)
        Increase in accounts payable.................................        164,064        335,405        492,777
        Increase in accrued expenses and other current liabilities...        100,797        211,318         29,634
                                                                       -------------  -------------  -------------
            Net cash provided by (used in) operating activities......     (5,953,192)       416,625        800,368
                                                                       -------------  -------------  -------------
Cash flows from investing activities:
  Purchase of property, plant and equipment..........................     (2,175,511)    (7,983,449)    (3,120,133)
  Proceeds from sale of property and equipment.......................         78,113                       255,972
  Purchase of investments............................................                       (34,773)
  Purchase of Bioren SA (net of cash acquired).......................                                   (4,906,110)
  Increase in other assets...........................................                                      (35,324)
                                                                       -------------  -------------  -------------
            Net cash used in investing activities....................     (2,097,398)    (8,018,222)    (7,805,595)
                                                                       -------------  -------------  -------------
Cash flows from financing activities:
  Short-term borrowings..............................................      3,065,986      1,764,905
  Short-term borrowing from related party............................        200,000
  Repayment of short-term borrowing from related party...............       (200,000)
  Repayment of short and long-term debt..............................     (2,648,933)    (1,867,323)
  Repayment of related party loan....................................                    (1,738,671)
  Long-term borrowings...............................................      4,000,000      2,219,307      4,455,955
  Debt and equity issuance costs.....................................       (330,000)                      (31,059)
  Advances (repayments) of reimbursable expenses.....................       (750,000)       750,000
  Proceeds from issuance of common stock.............................        930,000      9,470,160      3,813,160
                                                                       -------------  -------------  -------------
            Net cash provided by financing activities................      4,267,053     10,598,378      8,238,056
                                                                       -------------  -------------  -------------
Effect of exchange rate changes on cash..............................         63,831        (59,446)        75,299
                                                                       -------------  -------------  -------------
Net increase (decrease) in cash and cash equivalents.................     (3,719,706)     2,937,335      1,308,128
Cash and cash equivalents--at beginning of period....................      4,362,938      1,425,603        117,475
                                                                       -------------  -------------  -------------
Cash and cash equivalents--at end of period..........................  $     643,232  $   4,362,938  $   1,425,603
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest (including amounts capitalized).........................  $     583,855  $     698,125  $     427,311
    Income taxes.....................................................                                       12,195

          See accompanying notes to consolidated financial statements.

                         BIGMAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (A) BUSINESS AND RECENT TRANSACTIONS

    Bigmar, Inc. (the "Company") was formed in September 1995 by Chemholding SA, Chemholding's principal stockholders and John G. Tramontana for the purpose of manufacturing and distributing various oncological and biotechnical products. Certain stockholders of the Company owned 100% of Bigmar Pharmaceuticals SA ("Pharmaceuticals") and 50% of Bioren SA ("Bioren"), two Swiss corporations. The other 50% was owned by Pharmaceuticals. In April 1996, the Company acquired 100% of Pharmaceuticals and 50% of Bioren in a stock for stock exchange. Since there was a high degree of common ownership, the acquisition was accounted for as a reorganization of companies under common control. Accordingly, the financial statements of the Company have been restated to include the results of operations of Pharmaceuticals for all periods presented and the results of Bioren from July 1, 1995, the date that Pharmaceuticals and certain stockholders acquired their interests.

    Pharmaceuticals is currently engaged in the distribution of oncological products in various countries in Europe. In addition, Pharmaceuticals intends to become a manufacturer and distributor of pharmaceutical products and, to that end, has designed and built a state-of-the-art manufacturing facility in Barbengo, Switzerland (the "Pharmaceuticals Facility"). Bioren is primarily a manufacturer and distributor of intravenous infusion solutions ("IV Solutions") in Switzerland.

    In April 1996 the stockholders of the Company contributed 99% of their shares to the Company. Also in April 1996 the Company restated and amended its certificate of incorporation, increasing its authorized shares of common stock from 10,000,000 to 15,000,000, authorizing 5,000,000 shares of preferred stock, and effecting a 2.105263 for one reverse stock split. These transactions are reflected retroactively in the accompanying financial statements. In June 1996 the Company closed on an initial public offering of its common stock.

    In May 1997, Mr. Tramontana, the Company's Chairman of the Board, President and Chief Executive Officer ("CEO"), pursuant to privately negotiated transactions in Switzerland, acquired 1,293,663 additional shares of the Company's common stock from the Chemholding shareholders. Accordingly, Mr. Tramontana became the beneficial owner of 2,392,031 shares, representing 55.5% of the total shares outstanding and therefore, may be deemed to control the Company.

    (B) CONSOLIDATION

    The consolidated financial statements include the accounts of Bigmar, Inc., its wholly owned Swiss subsidiaries, Pharmaceuticals and Bioren, and Bigmar Therapeutics, Inc. ("Therapeutics"), a Delaware corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

    Included in the company's consolidated balance sheet at December 31, 1997 are the net assets of the Company's manufacturing operations, all of which are located in Switzerland and which total approximately $9 million (after intercompany eliminations).

    (C) BASIS OF PRESENTATION

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company recently constructed a pharmaceutical manufacturing plant in Barbengo, Switzerland; however, it is not permitted to manufacture and sell its products until approvals have been obtained from the appropriate regulatory authorities. The Company has obtained a provisional approval to

                         BIGMAR, INC. AND SUBSIDIARIES

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) manufacture product from the Intercantonal Office for the Control of Medications ("IKS") in Switzerland and is now in the process of validating the plant's equipment and processes for approval by the United States Food and Drug Administration ("FDA"). This process is expected to continue in 1998. These activities have consumed a substantial amount of the Company's resources, including the proceeds of its initial public offering as well as the proceeds from convertible notes issued in August 1997. Management currently anticipates that its cash resources will be depleted by June 1998 and that its operations will not begin to generate sufficient cash to fund its expansion and planned research and development activities by such time. As a result, the Company anticipates that it will require additional financing in order to complete the validation process and to fund its operations prior to the plant becoming fully operational. Management is discussing additional financing with financial institutions, however, there is no assurance that such financing will be available on terms acceptable to the Company, if at all. Also, there are no assurances that the Company will be able to manufacture its proposed products successfully or that the Company's targeted customers will accept such products. These factors raise substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to reflect the recoverability or classification of recorded asset amounts or the classification of liabilities should the Company be unable to continue as a going concern.

    (D) USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    (E) FOREIGN CURRENCY

    Assets and liabilities of foreign operations are translated at the exchange rates in effect at the balance sheet date and revenues and expenses are translated at the weighted-average exchange rates for the period. Net gains and losses arising from translation are accumulated in a separate component of stockholders' equity. Gains and losses resulting from foreign currency transactions are included in income or expense.

    (F) CASH EQUIVALENTS

    All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Cash equivalents of $37,000 and $3,853,000 at December 31, 1997 and 1996, respectively, consist of various interest-bearing securities.

    (G) INVENTORY

    Inventory is stated at the lower of cost or market using the first-in, first-out (FIFO) method.

    (H) PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are stated at cost. Upon retirement or other disposition of property, plant and equipment, the cost and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss is reflected in earnings. Maintenance and repairs are expensed

                         BIGMAR, INC. AND SUBSIDIARIES

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) as incurred. Depreciation and amortization are calculated on a straight-line basis utilizing the assets' estimated useful lives.

    (I) INTANGIBLE AND OTHER ASSETS

    Intangible assets consist of goodwill, which represents the excess of purchase price over fair value of net assets acquired, amortized on a straight-line basis over 10 years. Other assets consist of organization costs, which are amortized over 5 years, and debt issuance costs, which are amortized using the effective interest method over the life of the related debt.

    The Company assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. No such losses have been recorded through December 31, 1997.

    (J) LONG-LIVED ASSETS

    The Company records impairment losses on long-lived assets used in operations, including intangible assets, when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No such losses have been recorded through December 31, 1997.

    (K) FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying value of cash and cash equivalents, trade receivables and trade payables, accrued expenses and other current liabilities, due to related parties and advances on reimbursable expenses, approximates the fair value because of the short maturity of those instruments. For long-term debt, the carrying value approximates the fair value because no major changes have occurred in the applicable interest rates. The fair value of the interest rate cap agreement (Note 5) and the carrying amount of the unamortized premiums were not material at December 31, 1997 and 1996.

    (L) DERIVATIVE FINANCIAL INSTRUMENTS

    The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate risks. An interest rate cap agreement is used to reduce the potential impact of increases in interest rates on floating-rate long-term debt. The premium paid for the purchased interest rate cap agreement is amortized to interest expense over the terms of the cap. The unamortized premium is included in other assets in the consolidated balance sheet. Any amounts receivable under the cap agreement are recorded as a reduction of interest expense.

    (M) INCOME TAXES

    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax

                         BIGMAR, INC. AND SUBSIDIARIES

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

    (N) STOCK-BASED COMPENSATION

    During 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). The provisions of SFAS No. 123 allow companies to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to follow the intrinsic value method set forth in Accounting Principles Bulletin Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

    (O) PER SHARE DATA

    Net income (loss) per share is based on the weighted average number of shares outstanding during each period after giving retroactive effect to the reorganization, the capital contribution and the reverse stock split, all described in Note 1(a).

(2) INVENTORIES

    The components of inventory are as follows:

                                                              DECEMBER 31,
                                                          --------------------
                                                            1997       1996
                                                          ---------  ---------
Raw materials...........................................  $ 572,276  $ 363,114
Finished goods..........................................    317,973    587,357
                                                          ---------  ---------
    Total...............................................  $ 890,249  $ 950,471
                                                          ---------  ---------
                                                          ---------  ---------

                         BIGMAR, INC. AND SUBSIDIARIES

(3) PROPERTY, PLANT AND EQUIPMENT, NET

    The components of property, plant and equipment, net are as follows:

                                                                              DECEMBER 31,
                                                                      ----------------------------  ESTIMATED LIFE
                                                                          1997           1996          IN YEARS
                                                                      -------------  -------------  ---------------
Land................................................................  $   1,058,687  $   1,234,267
Building and building improvements..................................     11,616,058      4,950,985         10-40
Machinery...........................................................      4,365,736        664,243          3-10
Equipment...........................................................      1,391,193        491,539          3-10
Construction in progress............................................                    10,403,609
                                                                      -------------  -------------
                                                                         18,431,674     17,744,643
Less accumulated depreciation.......................................      1,267,516        337,503
                                                                      -------------  -------------
  Total.............................................................  $  17,164,158  $  17,407,140
                                                                      -------------  -------------
                                                                      -------------  -------------

    For the years ended December 31, 1997, 1996 and 1995 interest of $119,000, $500,000 and $235,000, respectively, was capitalized. Such interest was incurred in connection with bank and related party borrowings, which were utilized to finance the construction of the Pharmaceuticals facility.

(4) NOTES PAYABLE

    Notes payable consists of the following:

                                                           DECEMBER 31,
                                                       --------------------
                                                         1997       1996
                                                       ---------  ---------
Bank line of credit..................................  $ 950,000  $
Short-term bank loan.................................  1,368,644  1,529,993
                                                       ---------  ---------
  Total..............................................  $2,318,644 $1,529,993
                                                       ---------  ---------
                                                       ---------  ---------

    Under the bank line of credit, the Company may borrow up to $3.5 million, with monthly interest payments due based upon the prime rate (8.5% at December 31, 1997). The credit line, which expires May 15, 1998, is secured by the personal guarantee of the Company's CEO.

    The short-term bank loan requires quarterly interest payments, based upon the interbank rate quoted by the Swiss Bank Corporation in Lugano, Switzerland (5.75% at December 31, 1997 and at December 31, 1996). The note has no specific principal repayment terms.

                         BIGMAR, INC. AND SUBSIDIARIES

(5) LONG-TERM DEBT

    The Company's long-term debt consists of the following:

                                                                                              DECEMBER 31,
                                                                                       ---------------------------
                                                                                           1997           1996
                                                                                       -------------  ------------
Bank loan collateralized by mortgage on the Bioren building; interest at 5% per annum through May 1999, adjustable thereafter; subject to certain restrictive covenants
  and subject to demand by the bank after May 1999...................................  $   2,052,967  $  2,239,650
Installment loan from seller of Bioren collateralized by a second mortgage on the
  Bioren building, interest rate based on market rate on industrial mortgages; rate at December 31, 1997 was 4.5% and rate at December 31, 1996 was 5.5% per annum;
  payable in installments of $342,161 in 1998 and $615,890 in 1999...................        958,051     1,493,100
Bank loan partially secured by the Pharmaceuticals building and equipment, subject to certain restrictive covenants; principal payable December 31, 2001, interest at
  3.19% through June 30, 1997 and not to exceed 6.5% through December 31, 1998; rate
  at December 31, 1997 was 3.19%.....................................................      1,368,644     1,493,100
Bank loan collateralized by mortgage on the Pharmaceuticals building and equipment, subject to certain restrictive covenants; principal payable in installments of
  $239,513 in 1998, and $342,161 paid annually thereafter until full repayment;
  interest payable at an adjustable rate not to exceed 5% through March 3, 2002; and
  partially guaranteed by the CEO of the Company.....................................      2,292,479     2,594,234
Convertible notes, due August 29, 2002, 8% interest payable semi-annually on February
  27 and on August 29 of each year, subject to certain restrictive covenants.........      4,000,000
                                                                                       -------------  ------------
    Total............................................................................     10,672,141     7,820,084
    Less current portion.............................................................        581,674       466,594
                                                                                       -------------  ------------
    Long-term portion................................................................  $  10,090,467  $  7,353,490
                                                                                       -------------  ------------
                                                                                       -------------  ------------

    In August 1997, the Company entered into a Note Purchase, Paying, and Conversion Agency Agreement (the "Note Agreement") with Banca del Gottardo, a bank organized under the laws of Switzerland. Under the Note Agreement, the Company issued 8% notes, due August 29, 2002, with interest payable semi-annually in February and August. After January 1, 1998, the notes are convertible into 761,905 shares of the Company's common stock at an initial conversion price of $5.25 per share. Net proceeds from the notes were $3,670,000 after deductions of commissions and related expenses. The notes can be repaid at the option of the Company before the due date at 110% of the principal amount due.

    At December 31, 1997, the Company was a party to an interest rate cap agreement, entitling it to receive from the counterparty (a major Swiss bank), on a yearly basis, any amounts by which the Company's interest payments on Sfr 5,500,000 notional borrowing exceed 5%. The agreement has a remaining term of one year and the Company has not received any payments during the three-year period ended December 31, 1997.

                         BIGMAR, INC. AND SUBSIDIARIES

(5) LONG-TERM DEBT (CONTINUED)
    Future maturities of long-term debt are as follows:

                                                                                   LONG-TERM
                                                                                     DEBT
                                                                                 -------------
Year ended December 31:
1998...........................................................................  $     581,674
1999...........................................................................      3,011,018
2000...........................................................................        342,161
2001...........................................................................      1,710,805
2002...........................................................................      4,342,161
Thereafter.....................................................................        684,322
                                                                                 -------------
                                                                                 $  10,672,141
                                                                                 -------------
                                                                                 -------------

    Substantially all of the Company's assets are pledged as collateral under its various debt agreements.

(6) BIOREN ACQUISITION

    In June 1995, Pharmaceuticals acquired 100% of the outstanding stock of Bioren for an aggregate purchase price of approximately $5.2 million. Immediately after the acquisition, Pharmaceuticals sold one-half of its equity interest in Bioren to certain stockholders of Pharmaceuticals (the "Bioren Holders") and the Company for approximately $2.6 million. This sale included 500 shares (10% of Bioren's outstanding stock) to John G. Tramontana, the Company's CEO, for approximately $500,000. The purchase method of accounting was used for this transaction.

    On April 8, 1996, all of the then existing stockholders of the Company contributed 99% of the shares of common stock then owned by each of these stockholders to the Company for no cash consideration.

    On April 9, 1996 the Company acquired 100% of Pharmaceuticals and 50% of Bioren in a stock for stock exchange. The Bioren Holders exchanged their capital stock in Bioren (representing 50% of the outstanding Bioren capital stock) for 350,312 shares of common stock of the Company with an approximate fair market value (based on the initial public offering price of $7.50 per share) of $2,627,340. At the same time, the stockholders of Pharmaceuticals exchanged all of the capital stock of Pharmaceuticals for 2,000,938 shares of common stock of the Company with an approximate fair market value (based on the initial public offering price of $7.50 per share) of $15,007,035. Since there was a high degree of common ownership, the acquisition was accounted for as a reorganization of companies under common control. Accordingly, the financial statements of the Company have been restated to include the results of operations of Pharmaceuticals for all periods presented and the results of Bioren from July 1, 1995, the date that Pharmaceuticals and certain stockholders of the Company acquired their interests from a non-affiliated party.

                         BIGMAR, INC. AND SUBSIDIARIES

(6) BIOREN ACQUISITION (CONTINUED)
    Had the acquisition of Bioren occurred at the beginning of 1995, the Company's results would have been as follows:

                                                                             DECEMBER 31, 1995
                                                                             -----------------
Net sales..................................................................    $   8,529,327
Gross margin...............................................................        2,833,146
Income before extraordinary item...........................................            5,107
Income before extraordinary item per share.................................    $         .00

(7) INCOME TAXES

    The sources of income (loss) before income taxes is as follows:

                                                YEAR ENDED DECEMBER 31,
                                           ---------------------------------
                                              1997        1996       1995
                                           ----------  ----------  ---------
United States............................  $(6,568,342) $(2,524,547) $ (10,861)
Foreign..................................    (809,682)    885,003    (89,343)
                                           ----------  ----------  ---------
                                           $(7,378,024) $(1,639,544) $(100,204)
                                           ----------  ----------  ---------
                                           ----------  ----------  ---------

    Income tax benefit differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax loss as a result of the following:

                                                        YEAR ENDED DECEMBER 31,
                                                    --------------------------------
                                                       1997       1996       1995
                                                    ----------  ---------  ---------
Computed income taxes benefit at 34% rate.........  $(2,508,534) $(557,445) $ (34,069)
Impact of difference between Swiss effective rate
  and U.S. tax rate...............................      42,536   (141,578)    14,029
Increase in valuation allowance on deferred tax
  assets..........................................   1,887,301  1,132,073     14,868
Non-taxable debt forgiveness income in
  Switzerland.....................................               (315,000)
Non-deductible stock warrant expense..............     272,000
Non-deductible foreign exchange loss..............     137,977    (54,874)
Other.............................................     168,720    (63,176)     2,172
                                                    ----------  ---------  ---------
                                                    $        0  $       0  $  (3,000)
                                                    ----------  ---------  ---------
                                                    ----------  ---------  ---------

    The tax charge in Switzerland is an accumulation of city, canton (state) and federal taxes. Therefore, the tax burden varies from one entity to another depending upon its location. While the actual tax rate is a function of the percentage of profitability in relation to taxable equity, the Company believes that 30% is a fair approximation of the effective cumulative tax rates for Pharmaceuticals and Bioren (21% for Pharmaceuticals in 1996). In addition, as Swiss tax laws do not permit consolidated tax filings, possible tax losses in one entity do not offset taxable income in another.

                         BIGMAR, INC. AND SUBSIDIARIES

(7) INCOME TAXES (CONTINUED)
    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                                  DECEMBER 31,
                                                             ----------------------
                                                                1997        1996
                                                             ----------  ----------
Deferred tax assets:
  Benefit of net operating loss carryforwards:
    Switzerland............................................  $1,613,194  $2,511,354
    United States..........................................   2,150,487     332,152
  Loss on forgiveness of debt due from Swiss subsidiary....     510,000     510,000
  Property, plant and equipment............................     153,877
  Accrued expenses and other current liabilities...........      42,647      75,328
                                                             ----------  ----------
      Total deferred tax assets............................   4,470,205   3,428,834
Valuation allowance........................................  (4,345,256) (3,266,084)
                                                             ----------  ----------
      Net deferred tax assets..............................     124,949     162,750
Deferred tax liability:
    Capitalized interest...................................    (124,949)   (162,750)
                                                             ----------  ----------
      Net deferred tax liability...........................  $        0  $        0
                                                             ----------  ----------
                                                             ----------  ----------

    Bioren and Pharmaecuticals have net operating loss carryforwards of approximately $5,155,000 and $221,000, respectively, expiring through December 31, 2003. Bigmar, Inc. has net operating loss carryforwards of approximately $6,325,000 expiring through December 31, 2013. The change in the total valuation allowance for the years ended December 31, 1997 and 1996 was an increase of $1,079,000 and $766,000, respectively, net of reduction attributed to expiring net operating loss carryforwards.

    In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the historical losses of the Company and its subsidiaries, the total deferred tax assets have been fully reserved.

(8) STOCK OPTIONS

    In 1996, the Company adopted an option plan (the 1996 Plan) providing for the grant of incentive stock options and nonqualified stock options to directors, officers, employees, agents and consultants of the Company. The plan provided for the grant of options to purchase up to 300,000 shares of the Company's stock, with exercise terms not to exceed ten years. In addition, the Company adopted a director option plan providing for awards of up to 50,000 shares of common stock to directors who are not otherwise affiliated with the Company. Stock options have various vesting terms and are granted with an exercise price equal to the Company's stock price at the date of grant.

    Effective November 4, 1997, the Board of Directors approved an option plan, subject to approval of Shareholders, that provides for the grant of options to purchase up to 600,000 shares of the Company's stock (the 1997 Plan), including the 300,000 shares originally provided for under the 1996 Plan. All options granted under the 1996 Plan have been reissued under the 1997 Plan and the 1996 Plan has been

                         BIGMAR, INC. AND SUBSIDIARIES

(8) STOCK OPTIONS (CONTINUED)
terminated. Options originally granted during 1996 carry the same provisions as under the 1996 Plan, except the exercise price has been lowered from a weighted-average exercise price of $8.96 at August 20, 1996 to $5.19 at November 4, 1997.

    None of the 244,000 options granted during 1997 vested in 1997.

    At December 31, 1997, options for 91,000 shares of common stock were available for future grant under the 1997 Plan and 47,000 shares of stock were available for future grant under the director option plan.

    The per share weighted-average fair value of stock options granted during 1997 and 1996 was $3.53 and $5.48, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: 1997--expected dividend yield 0%, risk-free interest rate of 5.97%, expected volatility 79% and an expected life of 5 years; 1996--expected dividend yield 0%, risk-free interest rate of 6.22%, expected volatility 66% and an expected life of 5 years.

    The Company applies APB Opinion No. 25 in accounting for options and, accordingly, no compensation cost has been recognized in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                      1997           1996
                                  -------------  -------------
Net Loss          As reported     $  (7,378,024) $  (1,639,544)
                  Pro forma       $  (8,064,273) $  (2,766,000)

Loss per share    As reported     $       (1.82) $        (.51)
                  Pro forma       $       (1.99) $        (.85)

    The 1997 pro forma amounts include the effect of terminating the 1996 Plan and reissuing the options granted during 1996 under the 1997 Plan, as previously described.

                         BIGMAR, INC. AND SUBSIDIARIES

(8) STOCK OPTIONS (CONTINUED)
    Stock option activity during the periods indicated is as follows:

                                                                                    WEIGHTED-
                                                                     NUMBER OF       AVERAGE
                                                                       SHARES    EXERCISE PRICE
                                                                     ----------  ---------------
Balance, December 31, 1995.........................................        None
  Granted (1) (2)..................................................     283,000     $    8.96
  Exercised........................................................
  Forfeited........................................................
  Expired..........................................................
                                                                     ----------
Balance, December 31, 1996.........................................     283,000     $    8.96
  Granted (3)......................................................     524,000     $    5.20
  Terminated (4)...................................................    (280,000)    $    8.96
  Exercised........................................................
  Forfeited........................................................     (15,000)    $    8.94
  Expired..........................................................
                                                                     ----------
Balance, December 31, 1997.........................................     512,000     $    5.20
                                                                     ----------
                                                                     ----------

------------------------

(1) Includes 3,000 stock options granted pursuant to the director stock option plan.

(2) Includes 280,000 stock options granted pursuant to the 1996 stock option plan.

(3) Includes 265,000 stock options re-priced pursuant to the 1997 stock option plan, subject to shareholder approval.

(4) Terminated and re-priced pursuant to the 1997 stock option plan, subject to shareholder approval.

    At December 31, 1997, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $5.09--$5.60 and 4.51 years, respectively.

    At December 31, 1997 and 1996, the number of options exercisable was 221,334 and 179,668, respectively, and the weighted-average exercise price of those options was $5.22 and $8.97, respectively.

(9) PROTYDE AGREEMENTS

    In October 1995, Therapeutics and a wholly owned subsidiary of Protyde Pharmaceuticals, Inc. ("Protyde") formed a partnership, Protyde-Bigmar Therapeutics (the "Partnership"), for the purpose of coordinating the manufacture and marketing of certain pharmaceutical products for the treatment of human cancer.

    On July 24, 1997, the Partnership terminated its manufacturing agreement with the Company and its marketing agreement with Protyde, and Protyde assigned its partnership interest to Therapeutics. As consideration for the assignment and termination agreements, the Company paid Protyde $2,000,000 cash, which included the return of an advance for reimbursable expenses of $750,000. Additionally, the Company issued warrants to Protyde to purchase up to 500,000 shares of the Company's common stock (Note 10). The fair value of the total consideration given to Protyde of $2,050,000 has been recognized in the accompanying 1997 consolidated statement of operations.

                         BIGMAR, INC. AND SUBSIDIARIES

(10) WARRANTS

    As described in Note 9, on July 24, 1997, the Company granted warrants to Protyde to purchase 500,000 shares of its common stock. These warrants are exercisable for a period of four years at an exercise price of $5.00 per share. The Company estimated the fair value of the warrants as of the issuance date to be approximately $800,000 (using the Black-Scholes option pricing model) and has recorded that amount as expense and as an increase to additional paid-in capital in 1997.

    In October 1997, the warrants originally granted to Protyde were assigned to Jericho II, LLC ("Jericho"), by Protyde. In September 1997, the Company's CEO acquired a 50% interest in Jericho.

    Related to the initial public offering in 1996, the Company issued warrants to purchase 140,000 shares of its common stock to its underwriter, L. T. Lawrence & Co., Inc. at an exercise price equal to 130% of the initial public offering price per share. The warrants are exercisable for a period of four years from the initial public offering date. In addition, holders of these warrants will have demand registration rights for a period of five years and piggy-back registration rights for a period of seven years from the initial public offering date.

(11) LEGAL RESERVE

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

(12) SIGNIFICANT CUSTOMERS AND SUPPLIERS

    Sales to significant customers were as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                         ------------------------------------
                                                            1997        1996         1995
                                                         ----------  ----------  ------------
Prostate materials (one customer)......................  $           $           $  1,023,340
Oncological products (one customer)....................     676,751                   668,511
IV Solutions (one customer)............................     693,250

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

(13) RELATED PARTY TRANSACTIONS

(A) DISPUTES WITH RELATED PARTIES

        In the second half of 1996, a dispute arose between the Company and Cerbios-Pharma SA (Cerbios), a wholly owned subsidiary of Chemholding SA, a then beneficial owner of approximately 25.4% of the Company's common stock. Cerbios rendered invoices to the Company, in the amount of approximately $4 million for expenses and fees to which it claimed to be entitled in connection with

                         BIGMAR, INC. AND SUBSIDIARIES

(13) RELATED PARTY TRANSACTIONS (CONTINUED) services it provided to the Company from 1995 to 1997. The company maintains that no services were performed during 1995 and the amounts claimed for 1996 and 1997 far exceeded the actual expenses incurred by Cerbios on behalf of the Company. On March 27, 1997, the Company reached a settlement with Cerbios, including a release, for approximately $300,000.

        Pursuant to the settlement, the Company and each of its wholly owned subsidiaries and Cerbios have mutually agreed to the cancellation of the following agreements: the Sapec Exclusive Distribution Agreement (the Sapec Agreement), the Bioferment Exclusive Distribution and Supply Agreement (the Bioferment Agreement), and the Bioferment License and Supply Agreement (the Bioferment License Agreement). The company paid a one-time license fee of $100,000 to Sapec and an additional $100,000 to Bioferment, which were both non-refundable under the terms of these agreements. In addition, the Company has terminated all relationships and transactions with Cerbios entities, including the purchase of raw materials for resale, which purchases aggregated approximately $501,000 and generated sales of approximately $833,000 in 1996. The Company believes the cancellation of these agreements will have no adverse effect on its operations. Furthermore, as discussed at
    Note 1(a), in 1997 the CEO of the Company acquired the stock previously owned by the Chemholding shareholders.

(B) THE CERNELLE AGREEMENTS

        In November 1995, Pharmaceuticals and AB Cernelle ("Cernelle"), a privately-held Swedish pharmaceutical company, entered into an agreement (the "Cernelle Agreement") pursuant to which Pharmaceuticals obtained the exclusive worldwide distribution rights to certain oral dosage cancer products (the "Cernelle Products") manufactured by Cernelle. At the time the Company entered into the Cernell Agreement, Cernelle was a wholly-owned subsidiary of Cerbios. In July 1996, Cernelle was sold to an unrelated third party. The Company's Chief Executive Officer currently serves as a director of Cernelle.

        The Cernelle Agreement is for a term of 15 years from the date of the first commercial sale by Pharmaceuticals of the Cernelle Products. Pharmaceuticals shall pay to Cernelle a one time amount of $100,000 upon notification by Cernelle that the Cernelle Products are ready for shipment to Pharmaceuticals and shall purchase the Cernelle Products at certain prices as defined in the agreement. In the event the term of the Cernelle Agreement or any renewal thereof is not extended, Pharmaceuticals shall have, at a minimum, a nonexclusive worldwide right to distribute the Cernelle Products for three additional years.

        Also in November 1995, Pharmaceuticals entered into a technical services agreement with Cernelle (Cernelle TSA). The Cernelle TSA provides that Cernelle will prepare abbreviated new drug applications (ANDA) submissions to the United States Food and Drug Administration (FDA) covering the Cernelle Products. Pharmaceuticals shall pay Cernelle a fee of $20,000 for each ANDA submitted to and accepted by Pharmaceuticals. Pursuant to the agreement, Cernelle assigned to Pharmaceuticals the sole and exclusive right, title and interest in and to the technical services without further consideration. The term of this agreement is for 15 years and is renewable on the mutual written agreement of the parties.

(C) RELATED PARTY LOANS

                         BIGMAR, INC. AND SUBSIDIARIES

(13) RELATED PARTY TRANSACTIONS (CONTINUED)
        Pharmaceuticals owed $1,809,524 at December 31, 1995, to a company owned by certain stockholders of the Company. This 9% interest bearing loan was repaid in August 1996 with the proceeds of a bank loan (Note 4).

        In November 1997, the Company received an advance of $200,000 from a company of which the Company's President and Treasurer were formerly officers. The advance was repaid in December, along with interest computed at 8.75%.

        In January 1995, Chemholding agreed to be a surety for Bigmar, Pharmaceuticals in the amount of $1.4 million for a loan with respect to the Bigmar Facility. In March 1997, the Company paid interest in the amount of $125,000 related to this guaranty to Chemholding. The guaranty was subsequently terminated, also in March 1997.

(D) OTHER RELATED PARTY TRANSACTIONS

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1997        1996
                                                                         ---------  ----------
Gain on sale of land to related party..................................  $  35,000  $
Freight charges paid to related party..................................      3,000
Purchases from related parties.........................................     25,000     965,000
Selling, general and administrative expenses paid to related party.....     64,000      13,000
Interest paid to related parties.......................................      1,000     102,000
Research and development...............................................                 22,000

    Also see Note 10 regarding Protyde warrants and Note 14 regarding related party lease transactions.

(14) COMMITMENTS

    The Company leases office space in the United States and Switzerland under various leases. Rent expense amounted to $176,000 in 1997, $56,000 in 1996, and $19,000 in 1995. Rent paid to a related party amounted to $110,000 in 1997.

    Minimum future rental payments under the Company's operating leases are as follows:

                                                                          THIRD      RELATED
                                                                         PARTIES     PARTIES
                                                                        ----------  ----------
Year ended December 31:
  1998................................................................  $   85,000  $  120,000
  1999................................................................      46,000     120,000
  2000................................................................      37,000     120,000
  2001................................................................      32,000     120,000
  2002................................................................      30,000      50,000
                                                                        ----------  ----------
    Total.............................................................  $  230,000  $  530,000
                                                                        ----------  ----------
                                                                        ----------  ----------

    In December 1996 the Company entered into an agreement to lease real property, including an office/ laboratory building from a company owned by the Company's CEO and Treasurer. The lease is for a term

                         BIGMAR, INC. AND SUBSIDIARIES

(14) COMMITMENTS (CONTINUED)
of five years from commencement date (June 1, 1997), with an option to renew for an additional five years, and provides for rent of $120,000 per annum.

    Bioren leases part of its Couvet facility to a third party pursuant to a year to year lease. The rental income for the years ended December 31, 1997, 1996 and for the period from July 1, 1995 (date of acquisition of Bioren) to December 31, 1995 was $79,000, $93,000, and $49,000, respectively.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 1998

                                BIGMAR, INC.

                                By:            /s/ JOHN G. TRAMONTANA
                                     -----------------------------------------
                                                 John G. Tramontana
                                       CHAIRMAN OF THE BOARD OF DIRECTORS AND
                                              CHIEF EXECUTIVE OFFICER
                                           (PRINCIPLE EXECUTIVE OFFICER)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                      CAPACITY                  DATE
------------------------------  --------------------------  -------------------
                                Chairman of the Board of
    /s/ JOHN G. TRAMONTANA        Directors and Chief
------------------------------    Executive Officer           March 31, 1998
      John G. Tramontana          (Principle Executive
                                  Officer)

     /s/ FABIO GIOVANNINI       Chief Executive Officer of
------------------------------    Bigmar Pharmaceuticals      March 31, 1998
       Fabio Giovannini           SA, and Director

    /s/ MICHAEL K. MEDORS
------------------------------  Treasurer, Secretary, and     March 31, 1998
      Michael K. Medors           Director

------------------------------  Director                      March 31, 1998
         Eric M. Chen

      /s/ BERNARD KRAMER
------------------------------  Director                      March 31, 1998
        Bernard Kramer

      /s/ JOHN R. MORRIS
------------------------------  Director                      March 31, 1998
        John R. Morris

   /s/ WILLIAM R. ASH, III      Chief Financial Officer
------------------------------    (Principal Financial        March 31, 1998
     William R. Ash, III          Officer)

                                   SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 1998

                                BIGMAR, INC.

                                By:
                                     -----------------------------------------
                                                 John G. Tramontana
                                       CHAIRMAN OF THE BOARD OF DIRECTORS AND
                                              CHIEF EXECUTIVE OFFICER
                                           (PRINCIPLE EXECUTIVE OFFICER)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                      CAPACITY                  DATE
------------------------------  --------------------------  -------------------
                                Chairman of the Board of
                                  Directors and Chief
------------------------------    Executive Officer           March 31, 1998
      John G. Tramontana          (Principle Executive
                                  Officer)

                                Chief Executive Officer of
------------------------------    Bigmar Pharmaceuticals      March 31, 1998
       Fabio Giovannini           SA, and Director

------------------------------  Treasurer, Secretary, and     March 31, 1998
      Michael K. Medors           Director

------------------------------  Director                      March 31, 1998
         Eric M. Chen

------------------------------  Director                      March 31, 1998
        Bernard Kramer

------------------------------  Director                      March 31, 1998
        John R. Morris

                                Chief Financial Officer
------------------------------    (Principal Financial        March 31, 1998
     William R. Ash, III          Officer)