Form 10-Q
period 1998-03-31
BIGMAR INC
filed 1998-05-15
CIK 1012466

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


MARK ONE
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM       TO


                         COMMISSION FILE NO. 1-14416
                                BIGMAR, INC.
           (Exact name of registrant as specified in its charter)




                   DELAWARE                          31-1445779
       (State or other jurisdiction of            (I.R.S. Employer
       incorporation or organization)            Identification No.)

          9711 SPORTSMAN CLUB ROAD                     43031
               JOHNSTOWN, OHIO                       (Zip Code)
   (Address of principal executive offices)

     Registrant's telephone number, including area code:  (740) 966-5800


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

As of May 15, 1998, 4,185,000 shares of common stock of the registrant were outstanding.

                         BIGMAR, INC. AND SUBSIDIARIES

                                     INDEX



    Part I       FINANCIAL INFORMATION:

    Item 1       Financial Statements

                 Consolidated  Balance  Sheets  as  of March 31,
                     1998 and December 31, 1997 (Unaudited)              3

                 Consolidated Condensed Statements of Operations
                 for the quarters ended March 31, 1998 and 1997
                 (Unaudited)                                             4

                 Consolidated Condensed Statements of Cash Flows
                 for the quarters ended March 31, 1998 and 1997
                 (Unaudited)                                             5

                 Consolidated Statements of Comprehensive Income
                 (Loss) for the quarters ended March 31, 1998 and
                 1997 (Unaudited)                                        6

                 Notes to the Consolidated Condensed Financial
                 Statements (Unaudited)                                  7

    Item 2       Management's Discussion and Analysis of
                 Financial Condition and Results of Operations           9


    Part II      OTHER INFORMATION:

    Item 6       Exhibits and Reports on Form 8-K                       12

                 Signatures                                             13

                        BIGMAR, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                                          March 31       December 31
                                                                            1998             1997
                                                                        ------------     -----------
                                                                        (Unaudited)
                                               ASSETS
Current assets:
   Cash and cash equivalents                                            $    232,035     $   643,232
   Accounts receivable, net of allowance of $0 at
       March 31, 1998 and December 31, 1997                                  666,787         847,899
   Inventories                                                             1,067,080         890,249
   Prepaid expenses and other current assets                                 333,896         432,234
                                                                        ------------     -----------
       Total current assets                                                2,299,798       2,813,614
Property, plant and equipment, net                                        17,110,397      17,164,158
Intangible  and other assets, net                                            506,269         539,318
                                                                        ------------     -----------
                       Total                                            $ 19,916,464     $20,517,090
                                                                        ------------     -----------
                                                                        ------------     -----------


                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                        1,928,073       1,766,992
   Notes payable                                                           3,942,767       2,318,644
   Current portion of long-term debt                                         557,926         581,674
   Accrued expenses and other current liabilities                            559,630         630,713
                                                                        ------------     -----------
       Total current liabilities                                           6,988,396       5,298,023
Long-term debt                                                            10,021,503      10,090,467
                                                                        ------------     -----------
               Total liabilities                                          17,009,899      15,388,490
                                                                        ------------     -----------

Stockholders' equity:
   Preferred stock ($.001 par value; 5,000,000 shares authorized;
       none issued)
   Common stock ($.001 par value; 15,000,000 shares authorized;
       4,185,000 shares issued and outstanding at March 31, 1998
       and December 31, 1997)                                                  4,185           4,185
   Additional paid-in capital                                             15,063,166      15,063,166
   Retained earnings (deficit)                                           (11,127,933)     (9,012,630)
   Accumulated other comprehensive income:
       Foreign currency translation adjustments                           (1,032,853)       (926,121)
                                                                        ------------     -----------
               Total stockholders' equity                                  2,906,565       5,128,600
                                                                        ------------     -----------
                       Total                                            $ 19,916,464     $20,517,090
                                                                        ------------     -----------
                                                                        ------------     -----------


        See accompanying notes to consolidated financial statements.

                         BIGMAR, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                  Three Months Ended March 31
                                                -------------------------------
                                                    1998                1997
                                                -----------         -----------
Net sales                                       $ 1,436,167         $ 1,730,099
Cost of goods sold                                1,078,442           1,373,292
                                                -----------         -----------
Gross margin                                        357,725             356,807
                                                -----------         -----------
Operating expenses:
   Research and development                         743,525             263,174
   Selling, general and administrative            1,199,458             887,272
                                                -----------         -----------
      Total operating expenses                    1,942,983           1,150,446
                                                -----------         -----------

Operating income (loss)                          (1,585,258)           (793,639)

Other income (expense)                              (12,616)            140,171
Interest income (expense)                          (236,396)            (91,352)
Gain (loss) on foreign currency transaction        (281,033)                  -
                                                -----------         -----------
Income (loss) before income taxes                (2,115,303)           (744,820)

Income taxes (benefit):                                   -                   -
                                                -----------         -----------
Net income (loss)                               $(2,115,303)        $  (744,820)
                                                -----------         -----------
                                                -----------         -----------
Basic earnings (loss) per share                 $     (0.51)        $     (0.19)
                                                -----------         -----------
                                                -----------         -----------
Weighted average shares outstanding               4,185,000           3,985,000
                                                -----------         -----------
                                                -----------         -----------



         See accompanying notes to consolidated financial statements.

                         BIGMAR, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                             Three Months Ended March 31
                                                                            ----------------------------
Cash flows from operating activities:                                           1998             1997
                                                                            -----------      -----------
   Net loss                                                                 $(2,115,303)     $  (744,820)
   Adjustments to reconcile net loss to net cash provided by (used in)
      operating activities:
         Depreciation and amortization                                          365,729          142,162
         Unrealized foreign exchange losses                                     280,438                -
         Changes in operating assets and liabilities:
            (Increase) decrease in accounts receivable                          149,425         (322,602)
            (Increase) decrease in inventories                                 (216,748)        (213,552)
            (Increase) decrease in prepaid expenses and other
               current assets                                                    81,534          100,100
            Increase (decrease) in accounts payable                             232,132         (552,212)
            Increase (decrease) in accrued expenses and other
               current liabilities                                              (51,575)           3,623
                                                                            -----------      -----------
               Net cash provide by (used in) operating activities            (1,274,368)      (1,587,301)
                                                                            -----------      -----------
Cash flows from investing activities:
   Purchase of property, plant and equipment                                 (1,005,975)      (1,264,882)
                                                                            -----------      -----------
               Net cash (used in) investing activities                       (1,005,975)      (1,264,882)
                                                                            -----------      -----------
Cash flows from financing activities:
   Short-term borrowings                                                      1,680,000         (311,116)
   Long-term borrowings                                                         182,702          530,936
                                                                            -----------      -----------
               Net cash provided by financing activities                      1,862,702          219,820
                                                                            -----------      -----------
Effect of exchange rates on cash                                                  6,444           75,163
                                                                            -----------      -----------
Net increase (decrease) in cash and cash equivalents                           (411,197)      (2,557,200)
Cash and cash equivalents, beginning of period                                  643,232        4,362,938
                                                                            -----------      -----------
Cash and cash equivalents, end of period                                    $   232,035      $ 1,805,738
                                                                            -----------      -----------
                                                                            -----------      -----------

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest                                                              $   304,508      $    13,284
      Income taxes                                                          $         -      $     8,673



         See accompanying notes to consolidated financial statements.

                         BIGMAR, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                  (Unaudited)


                                                             Three Months Ended March 31
                                                            -----------------------------
                                                                1998             1997
                                                            ------------      -----------
Net income (loss)                                           $ (2,115,303)     $  (744,820)

Other comprehensive income, net of tax:
       Foreign currency translation adjustments, net of
         income taxes of $ 0 in both
         1998 and 1997, respectively                            (106,732)        (299,536)
                                                            ------------      -----------
Comprehensive income (loss)                                 $ (2,222,035)     $(1,044,356)
                                                            ------------      -----------
                                                            ------------      -----------






         See accompanying notes to consolidated financial statements.

                         BIGMAR, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

Bigmar, Inc. is a Delaware Corporation which owns 100% of the capital stock of two Swiss Corporations, Bioren, SA and Bigmar Pharmaceuticals, SA, and 100% of the capital stock of a Delaware corporation, Bigmar Therapeutics, Inc.

In the opinion of management, the accompanying unaudited financial statements include all adjustments necessary to present fairly the Company's financial position at March 31, 1998 and 1997, and the results of operations and the cash flows and the comprehensive income for all periods presented. Certain amounts in the accompanying financial statements have been restated to conform to the March 31, 1998 presentation. The results of the interim periods are not necessarily indicative of the results to be obtained for the entire year.

For a summary of significant accounting policies (which have not changed from December 31, 1997) and additional financial information, see Bigmar Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997. The 10-K should be read in conjunction with these financial statements.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company recently constructed a pharmaceutical manufacturing plant in Barbengo, Switzerland. The Company has obtained a general approval to manufacture pharmaceutical products from the Intercantonal Office for the Control of Medications ("IKS") in Switzerland and is now in the process of validating the plant's equipment and processes for approval by the United States Food and Drug Administration ("FDA"). This process is expected to continue into at least the third quarter of 1998. These activities have consumed a substantial amount of the Company's resources, including the proceeds of its initial public offering as well as the proceeds from convertible notes issued in August 1997.
Management anticipates that its current cash resources will be depleted by June 1998 and that its operations will not begin to generate sufficient cash to fund its expansion and planned research and development activities by such time. As a result, the Company anticipates that it will require additional financing in order to complete the validation process and to fund its operations prior to the plant becoming fully operational. The Company recently signed a letter of intent with Jericho II, LLC ("Jericho") regarding the terms on which Jericho will guarantee a line of credit from a commercial institution to Bigmar in an amount up to $6 million. The Company anticipates that the line of credit, when obtained, together with cash flow from operations, will be sufficient to fund its operations through the second quarter of 1999. Finalization of the transactions is subject to negotiation and approval of definitive documentation. In addition, there are no assurances that the Company will be able to manufacture its proposed products or that the Company's targeted customers will accept such products. These factors raise substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to reflect the recoverability or classification of recorded asset amounts or the classification of liabilities should the Company be unable to continue as a going concern.

(2) INVENTORIES

The components of inventory at March 31, 1998 and December 31, 1997 are as follows:


                                 March 31, 1998      December 31, 1997
                                 --------------      -----------------
      Raw Materials                  $577,934            $572,276
      Finished Goods                  489,146             317,973
                                   ----------            --------
           Total                   $1,067,080            $890,249
                                   ----------            --------

(3) RECENTLY ISSUED ACCOUNTING PROUNCEMENTS

The Company has adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income". FASB Concepts Statement No. 6 defines comprehensive income as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." Comprehensive income is comprised of net income plus other comprehensive income. Other comprehensive income includes items previously recorded directly in equity under FASB Statement No. 52, "Foreign Currency Translation", FASB Statement No. 80, "Accounting for Future Contracts", FASB Statement No. 87, "Employers' Accounting for Pensions", and FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

The Consolidated Balance Sheet has been restated to conform to the requirements of this Statement by replacing "Cumulative translation adjustment" with "Accumulated other comprehensive income" in the equity section. In addition, "Consolidated Statements of Comprehensive Income
(Loss)" have been added to this quarterly report for the quarters ended March 31, 1998 and 1997.

The Company has adopted Financial Accounting Standards Board Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", issued in June 1997. Since this is the initial year of application, the Company has elected not to provide the interim period disclosures, as permitted by the Statement.

In February, 1998, the Financial Accounting Standards Board issued Statement No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits". This Statement, which is effective for fiscal years beginning after December 15, 1997, amends the disclosure requirements of Statements 87, 88, and 106. Adoption of this standard is not expected to have a material impact on the Company's financial statements or results of operations.

                         BIGMAR, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Bigmar, Inc. and subsidiaries, (the "Company") is engaged in manufacturing and marketing various pharmaceutical products in Europe. Its strategy is to supply world markets with a full line of high quality, affordably priced, generic pharmaceutical products, focusing on oncological products. The Company intends to manufacture, in its state of the art facilities in Switzerland, off-patent generic oncological drugs and additional oncological drugs as their patents expire. It will then market these products through pharmaceutical company partners in Europe and the United States. Bigmar currently has distribution rights to more than 20 generic oncological products.

Bigmar was incorporated in Delaware in September 1995 and has three wholly owned subsidiaries: Bigmar Pharmaceuticals, SA, Bioren, SA and Bigmar Therapeutics, Inc. Bigmar Pharmaceuticals and Bioren are both Swiss corporations and Bigmar Therapeutics is a Delaware corporation.

Certain statements under this caption constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding future cash requirements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied in such forward-looking statements. Examples of these risks include: delays in product development, problems with clinical testing, failure to receive regulatory approvals, lack of proprietary rights, or changes in business strategy.

RESULTS OF OPERATIONS

First quarter 1998 net sales amounted to approximately $1.4 million, representing a decrease of $300,000 or 17% over first quarter 1997 sales. Sales of IV Solutions increased $157,000 over the prior year, but were offset by unfavorable foreign currency impacts of approximately $44,000. However, 1998 sales of raw materials decreased by approximately $400,000 versus 1997, due to the discontinuation of this product line.

Cost of goods sold decreased by $295,000 from the three months ended March 31, 1997 to the same period in 1998. Foreign currency impacts accounted for approximately $36,000 of the decline, but the major portion is related to the decline in sales of raw materials, mentioned above.

Gross margin amounted to $358,000 for the first quarter of 1998, basically flat with the prior year. Gross margin percent amounted to approximately 25% for the first quarter of 1998, compared to approximately 21% for the prior year. The improvement is related to the discontinuation of the raw materials sales mentioned above, which had low margins.

Operating expenses increased from first quarter 1997 to first quarter 1998, by $.8 million. Research and development expenses increased by $.5 million due to increased personnel costs and increased activities surrounding the Company's efforts to prepare for the March 1998 inspection of its Swiss manufacturing facility by the FDA and to develop new drug product formulations. Selling, general and administrative expenses increased by $.3 million, primarily due to an increase in the number of personnel from first quarter 1997 to first quarter 1998.

Other income/(expense) for the three months ended March 31, 1998 amounted to expense of $13,000, compared to income of $140,000 for the same three months in the previous year. The decrease from 1997 to 1998 is due to sales of machinery and equipment in the first quarter of 1997.

Interest expense increased $172,044 from 1997 to 1998, due to interest on convertible notes and a line of credit and partly due to the fact that a portion of interest expense was capitalized in 1997, but not in 1998.

Foreign exchange losses amounted to $281,033 in the first quarter of this year compared to zero in the prior year. The expense represents losses due to exchange rate fluctuations on certain intercompany accounts receivable denominated in Swiss francs. The full year 1997 exchange rate fluctuations on these accounts receivable were accounted for by the Company in the fourth quarter, as the impact on the results of operations for the individual quarters of 1997 was not material.

As a result of all of the foregoing, the Company's net loss for the first quarter 1998 amounted to $2.1 million, versus $.7 million during the first quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1998 and December 31, 1997, the Company had cash and cash equivalents of $232,035 and $643,232, respectively. The Company's working capital amounted to ($4.7) million and ($2.5) million at March 31, 1998 and December 31, 1997, respectively. The Company has incurred and will continue to incur substantial expenditures for research and development activities related to bringing its products to commercial market. The Company intends to devote significant additional funds to product development, formulation, clinical testing, manufacturing validation, product registration, and other activities required for regulatory review of generic oncological products. The amount required to complete such activities depends upon the outcome of regulatory reviews. The regulatory bodies may require more testing than is currently planned by the Company. There can be no assurance that the FDA or any foreign government agency will approve the Company's generic oncological products for sale or that these products will achieve market success.

Property, plant and equipment totaled $17.1 million and $17.2 million at March 31, 1998 and at December 31, 1997, respectively. Additions of approximately $1 million were offset by depreciation expense ($.3 million) and foreign currency translation effects ($.7 million).

As of March 31, 1998, the Company had various notes, bonds, mortgages and other borrowings totaling approximately $14.5 million including $4.5 million that is short term in nature. These monies were used to partially fund the acquisition of Bioren, to acquire, construct, and equip the manufacturing facility and to fund ongoing research and development and product registration activities.

The Company does not anticipate the Bigmar manufacturing facility in Barbengo, Switzerland to generate product sales in sufficient volume to generate positive cash flow for the first half of 1998. As a result, the Company will be required to supplement its cash position from time to time through additional financing (debt or equity) or by entering into development, marketing, or other collaborative arrangements.

On May 1, 1998, the Company announced that it has recently signed a letter of intent with Jericho II LLC ("Jericho"), regarding the terms on which Jericho will guarantee a line of credit from a commercial institution to Bigmar in an amount of up to $6 million. This represents an increase of approximately $2.5 million above the existing credit line of $3.5 million. Jericho is a private investment company, partially owned by the Company's Principal Shareholder and CEO, John Tramontana. The line of credit, when obtained, will be used for ongoing research and development and general working capital purposes. The Company anticipates that the line of credit, together with cash flow from operations, will be sufficient to fund its operations through the second quarter of 1999. Finalization of the transactions is subject to negotiation and approval of definitive documentation.

The Swiss Federal Code of Obligation provides that at least 5% of a Swiss company's net income each year must be appropriated to a legal reserve until such time as this reserve is equal to 20% of the company's paid-in share capital. In addition, 10% of any distribution made by a company in excess of a 5% dividend must also be appropriated to the legal reserve. The reserve of up to 5% of share capital is not available for distribution to stockholders.

Changes in exchange rates between currencies may negatively impact the Company's results of operations, specifically, net sales and gross profit margins from international operations. In addition, the dollar-value equivalent of anticipated cash flows could also be adversely affected. When the Company determines that this risk has become significant, the Company may attempt to manage that risk by using hedging techniques.

                         BIGMAR, INC. AND SUBSIDIARIES


PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) 27.1 Financial Data Schedule
(b) Reports on Form 8-K. No reports on Form 8-K were filed during the first quarter, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 15, 1998

                                       BIGMAR, INC.
                                       ------------
                                        REGISTRANT


                                       By:  /s/ William R. Ash, III
                                            -------------------------------
                                            William R. Ash, III
                                            CHIEF FINANCIAL OFFICER
                                            (PRINCIPAL FINANCIAL OFFICER)