Form 10-Q
period 1998-06-30
BIGMAR INC
filed 1998-08-14
CIK 1012466

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                      --------------------------------
                                   FORM 10-Q


MARK ONE
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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
   (State or other jurisdiction of       (I.R.S. Employer Identification No.)
   incorporation or organization)


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

As of August 14, 1998, 4,185,000 shares of common stock of the registrant were outstanding.

                         BIGMAR, INC. AND SUBSIDIARIES

                                     INDEX


Part I FINANCIAL INFORMATION:


Item 1  Financial Statements

        Consolidated Balance Sheets as of June 30, 1998 and December 31, 1997
        (Unaudited)                                                                3

        Consolidated Condensed Statements of Operations for the quarters
        and six month periods ended June 30, 1998 and 1997 (Unaudited)             4

        Consolidated Condensed Statements of Cash Flows for the six months
        ended June 30, 1998 and 1997 (Unaudited)                                   5

        Consolidated Statements of Comprehensive Income (Loss) for the quarters
        and six month periods ended June 30, 1998 and 1997 (Unaudited)             6

        Notes to the Consolidated Condensed Financial Statements (Unaudited)       7

Item 2  Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                                 10

Part II OTHER INFORMATION:

Item 4  Submission of Matters to a Vote of Security Holders                       14

Item 6  Exhibits and Reports on Form 8-K                                          15

        Signatures                                                                16


                         BIGMAR, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                        June 30
                                                          1998         1997
                                                      -----------   -----------
                                                      (Unaudited)
                                ASSETS
Current assets:
 Cash and cash equivalents                            $   136,412   $   643,232
 Accounts receivable, net of allowance of $0 at
  June 30, 1998 and December 31, 1997                     617,333       847,899
 Inventories (Note 2)                                   1,326,122       890,249
 Prepaid expenses and other current assets                363,119       432,234
                                                      -----------   -----------
  Total current assets                                  2,442,986     2,813,614
Property, plant and equipment, net                     17,002,200    17,164,158
Intangible and other assets, net                         477,075       539,318
                                                      -----------   -----------
    Total                                             $19,922,261   $20,517,090
                                                      -----------   -----------
                                                      -----------   -----------

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                       1,534,574     1,766,992
 Notes payable                                          5,413,180     2,318,644
 Current portion of long-term debt                        565,529       581,674
 Due to related parties                                   154,903          -
 Accrued expenses and other current liabilities           835,510       630,713
                                                      -----------   -----------
  Total current liabilities                             8,503,696     5,298,023
Long-term debt                                         10,026,014    10,090,467
                                                      -----------   -----------
   Total liabilities                                   18,529,710    15,388,490
                                                      -----------   -----------
Stockholders' equity:
 Preferred stock ($.001 par value; 5,000,000 shares
  authorized; none issued)

 Common stock ($.001 par value; 20,000,000 shares
  authorized and 4,185,000 shares issued and
  outstanding at June 30, 1998 and 15,000,000
  shares authorized and 4,185,000 shares
  issued and outstanding at December 31, 1997)              4,185         4,185

 Additional paid-in capital                            16,021,166    15,063,166

 Retained earnings (deficit)                         (13,609,991)    (9,012,630)

 Accumulated other comprehensive income:

  Foreign currency translation adjustments            (1,022,809)      (926,121)
                                                      -----------   -----------
   Total stockholders' equity                           1,392,551     5,128,600
                                                      -----------   -----------
    Total                                             $19,922,261   $20,517,090
                                                      -----------   -----------
                                                      -----------   -----------

              See accompanying notes to consolidated financial statements.

                         BIGMAR, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                         SECOND QUARTER ENDING JUNE 30
                                  (Unaudited)




                                                             Second Quarter                Six Months
                                                      --------------------------    -------------------------
                                                          1998           1997           1998          1997
                                                      -----------    -----------    -----------   -----------
Net sales                                             $ 1,450,661    $ 1,486,673    $ 2,886,828   $ 3,216,772
Cost of goods sold                                      1,025,837      1,235,534      2,104,279     2,608,826
                                                      -----------    -----------    -----------   -----------
Gross margin                                              424,824        251,139        782,549       607,946
                                                      -----------    -----------    -----------   -----------
Operating expenses:
 Research and development                                 747,995        201,790      1,491,521       419,964
 Selling, general and administrative                    1,002,894        829,275      2,202,352     1,761,547
                                                      -----------    -----------    -----------   -----------
  Total operating expenses                              1,750,889      1,031,065      3,693,873     2,181,511
                                                      -----------    -----------    -----------   -----------
Operating income (loss)                                (1,326,065)      (779,926)    (2,911,324)   (1,573,565)

Other income (expense)                                     80,698         72,831         68,082       213,002
Interest income (expense)                                (263,994)       (82,548)      (500,391)     (173,900)
Issuance of preferred stock warrants for
  loan guarantee (Note 3)                                (958,000)                     (958,000)
Gain (loss) on foreign currency transactions              (14,696)          -          (295,728)        -
                                                      -----------    -----------    -----------   -----------
Income (loss) before income taxes                      (2,482,057)      (789,643)    (4,597,361)   (1,534,463)
Income taxes (benefit):                                     -              2,332           -            2,332
                                                      -----------    -----------    -----------   -----------
Net income (loss)                                     $(2,482,057)    $ (791,975)   $(4,597,361)  $(1,536,795)
                                                      -----------    -----------    -----------   -----------
                                                      -----------    -----------    -----------   -----------
Basic earnings (loss) per share                       $     (0.59)    $    (0.20)   $     (1.10)  $     (0.39)
                                                      -----------    -----------    -----------   -----------
                                                      -----------    -----------    -----------   -----------
Weighted average shares outstanding                     4,185,000      3,985,000      4,185,000     3,985,000
                                                      -----------    -----------    -----------   -----------
                                                      -----------    -----------    -----------   -----------

           See accompanying notes to consolidated financial statements.

                         BIGMAR, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                        Six Months Ended June 30
                                                       --------------------------
                                                           1998           1997
                                                       -----------    -----------
Cash flows from operating activities:
 Net loss                                              $(4,597,361)   $(1,536,795)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
   Issue preferred stock warrants                          958,000           -
   Depreciation and amortization                           793,767        207,764
   Unrealized foreign exchange losses                      295,154           -
   Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable            200,691        (41,302)
     (Increase) decrease in inventories                   (477,238)      (309,422)
     (Increase) decrease in prepaid expenses and
      other current assets                                  51,800        112,352
    Increase (decrease) in accounts payable               (171,630)      (734,124)
    Increase in due to related parties                     157,952           -
    Increase (decrease) in accrued expenses and
     other current liabilities                             223,546         36,972
                                                       -----------    -----------
    Net cash provide by (used in) operating
     activities                                         (2,565,319)    (2,264,555)
                                                       -----------    -----------
Cash flows from investing activities:
 Purchase of property, plant and equipment              (1,220,117)    (1,867,857)
                                                       -----------    -----------
    Net cash (used in) investing activities             (1,220,117)    (1,867,857)
                                                       -----------    -----------
Cash flows from financing activities:
 Short-term borrowings                                   3,154,646          5,574
 Long-term borrowings                                      175,875           -
                                                       -----------    -----------
    Net cash provided by financing activities            3,330,521          5,574
                                                       -----------    -----------
Effect of exchange rates on cash                           (51,905)       451,643
                                                       -----------    -----------
Net increase (decrease) in cash and cash equivalents      (506,820)    (3,675,195)
Cash and cash equivalents, beginning of period             643,232      4,362,938
                                                       -----------    -----------
Cash and cash equivalents, end of period               $   136,412    $   687,743
                                                       -----------    -----------
                                                       -----------    -----------

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
  Interest                                             $   445,000    $   458,754
  Income taxes                                         $      -       $       150


         See accompanying notes to consolidated financial statements.

                         BIGMAR, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                         SECOND QUARTER ENDING JUNE 30
                                  (Unaudited)


                                                          Second Quarter                 Six Months
                                                     ------------------------    --------------------------
                                                        1998           1997           1998           1997
                                                     -----------    ---------    -----------    -----------

Net income (loss)                                    $(2,482,057)   $(791,975)   $(4,597,361)   $(1,536,795)

Other comprehensive income, net of tax:
 Foreign currency translation
  adjustments, net of income
  taxes of $0 in 1998 and 1997                            10,043      (81,506)       (96,688)      (381,042)
                                                     -----------    ---------    -----------    -----------
Comprehensive income (loss)                          $(2,472,014)   $(873,481)   $(4,694,049)   $(1,917,837)
                                                     -----------    ---------    -----------    -----------
                                                     -----------    ---------    -----------    -----------



                See accompanying notes to consolidated financial statements.

                         BIGMAR, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

Bigmar, Inc. is a Delaware Corporation that owns 100% of the capital stock of two Swiss Corporations, Bioren, SA and Bigmar Pharmaceuticals, SA, and 100% of the capital stock of a Delaware corporation, Bigmar Therapeutics, Inc.

In the opinion of management, the accompanying unaudited financial statements include all adjustments necessary to present fairly the Company's financial position at June 30, 1998 and 1997, and the results of operations and the cash flows and the comprehensive income for all periods presented. Certain amounts in the accompanying financial statements have been restated to conform to the June 30, 1998 presentation. The results of the interim periods are not necessarily indicative of the results to be obtained for the entire year.

For a summary of significant accounting policies (which have not changed from December 31, 1997) and additional financial information, see Bigmar Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997. The 10-K should be read in conjunction with these financial statements.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company recently constructed a pharmaceutical manufacturing plant in Barbengo, Switzerland. The Company has obtained a general approval to manufacture pharmaceutical products from the Intercantonal Office for the Control of Medications ("IKS") in Switzerland and is still in the process of validating the plant's equipment and processes for approval by the United States Food and Drug Administration ("FDA"). These activities have consumed a substantial amount of the Company's resources, including proceeds from its initial public offering, proceeds from an offshore placement of equity securities and issuance of convertible notes in August 1997, and proceeds from its line of credit. In addition, sales of the Company's oncology product are dependent upon the successful outcome of these compliance activities, which are expected to continue into at least the fourth quarter of 1998. Based upon the foregoing management anticipates that current operations plus the line of credit will generate sufficient cash to fund the Company's operations through December 1998. As a result, the Company anticipates that it will require additional financing in order to complete the validation process and to continue to fund its operations. Management is discussing additional financing with a number of third parties, however, there is no assurance that such financing will be available on terms acceptable to the Company, if at all. In addition, there are no assurances that the Company will be able to manufacture its proposed products or that the Company's targeted customers will accept such products. These factors raise substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to reflect the recoverability or classification of recorded asset amounts or the classification of liabilities should the Company be unable to continue as a going concern.

(2)  INVENTORIES

The components of inventory at June 30, 1998 and December 31, 1997 are as follows:


                                             June 30, 1998  December 31, 1997
                                             -------------  -----------------
      Raw Materials                             $  576,220       $572,276
      Finished Goods                               749,902        317,973
                                             -------------  -----------------
          Total                                 $1,326,122       $890,249
                                             -------------  -----------------


(3)  PREFERRED STOCK WARRANTS

On May 28, 1998, the Company, in consideration of a guarantee for a $6.0 million line of credit from a commercial institution, delivered warrants to Jericho II L.L.C. ("Jericho") to purchase 1,000,000 shares of convertible preferred stock ("the Preferred Stock") at a price equal to $2.5625 and having a term of 10 years ("the Warrants"). The Preferred Stock is convertible to Common Stock on a one-to-one basis, with such conversion rate to adjust to reflect dilutive issuances of equity securities by the Company and also to adjust for stock splits, dividends, combinations and similar events. The Preferred Stock shall be entitled to five votes per share and shall vote together with the Common Stock in addition to having certain special approval rights. The Preferred Stock has a liquidation preference equal to the purchase price per share. The Warrants include a net exercise clause and the shares issuable on exercise shall be entitled to piggyback registration rights, subject to standard underwriter's cutback. John G. Tramontana, Chairman of the Board, President and Chief Executive Officer of the Company, has a 50% ownership interest in Jericho.


The line of credit is in the form of a demand note payable. Accordingly, the fair value of the Warrants of $958,000, determined using the Black-Scholes model, has been recognized in the accompanying consolidated condensed statement of operations for second quarter and the six months ended June 30, 1998.

(4)  RECENTLY ISSUED ACCOUNTING PROUNCEMENTS

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

The Consolidated Balance Sheet has been restated to conform to the requirements of this Statement by replacing "Cumulative translation adjustment" with "Accumulated other comprehensive income" in the equity section. In addition, "Consolidated Statements of Comprehensive Income (Loss)" have been added to this quarterly report for the quarters and six months ended June 30, 1998 and 1997.

The Company has adopted Financial Accounting Standards Board Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", issued in June 1997. Since this is the initial year of application, the Company has elected not to provide the interim period disclosures, as permitted by the Statement.

In February 1998, the Financial Accounting Standards Board issued Statement No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits". This Statement, which is effective for fiscal years beginning after December 15, 1997, amends the disclosure requirements of Statements 87, 88, and 106. Adoption of this standard is not expected to have a material impact on the Company's financial statements or results of operations.

On June 16, 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for fiscal years beginning after June 15, 1999. The Statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Adoption of this Statement is not expected to have a material impact on the Company's financial statements or results of operations.

                         BIGMAR, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Bigmar, Inc. and subsidiaries, (the "Company") is engaged in manufacturing and marketing various pharmaceutical products in Europe. Its strategy is to supply world markets with a full line of high quality, affordably priced, generic pharmaceutical products, focusing on oncology products. The Company intends to manufacture, in its state of the art facilities in Switzerland, off-patent generic oncology drugs and additional oncology drugs as their patents expire. It will then market these products through pharmaceutical company partners in Europe and the United States. Bigmar currently has distribution rights to more than 20 generic oncology products.

Bigmar was incorporated in Delaware in September 1995 and has three wholly owned subsidiaries: Bigmar Pharmaceuticals, SA, Bioren, SA and Bigmar Therapeutics, Inc. Bigmar Pharmaceuticals and Bioren are both Swiss corporations and Bigmar Therapeutics is a Delaware corporation.

Certain statements under this caption constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding future cash requirements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied in such forward-looking statements. Such factors and risks include, but are not limited to, delays in product development, problems with clinical testing, failure to receive regulatory approvals, lack of proprietary rights, or changes in business strategy, as well as other risks described from time to time in the Company's filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

Second quarter 1998 net sales amounted to $1.5 million, a 2% decrease from second quarter 1997. Sales of IV Solutions increased approximately $60,000 over the prior year, while sales of Oncology Products decreased by approximately $43,000. Net sales were also negatively impacted by unfavorable foreign currency impacts of approximately $53,000.

Net sales for the six months ended June 30, 1998 amounted to $2.9 million, a 10% decrease from the same period in 1997. Sales of IV Solutions increased approximately $217,000 versus the previous year and sales of Raw Materials and Oncology Products decreased by approximately $400,000 and $43,000, respectively. Unfavorable foreign currency impacts negatively impacted net sales by approximately $104,000.

Gross margin amounted to $.4 million or 29% for the second quarter of 1998 versus $.3 million or 17% for the same period in 1997. Gross margin for the six months ended June 30, 1998 was $.8 million or 27% of net sales, compared to $.6 million or 19% for the same period last year. The improvement relates primarily to discontinuing the Raw Materials product line, which had low margins.

Operating expenses increased approximately $.7 million from second quarter 1997 to second quarter 1998. Research and development expenses increased by approximately $.5 million, due to increased personnel costs and increased activities surrounding the Company's continuing efforts to obtain FDA approval of its Swiss manufacturing facility and to develop new drug product formulations. Selling, general and administrative expenses increased by approximately $.2 million, due to increased personnel costs.

Six month operating expenses increased $1.5 million from 1997 to 1998. Research and development costs increased by $1.1 million and selling, general and administrative costs increased by approximately $.1 million. The R&D increase relates to increased personnel costs and increased activities with respect to the Company's efforts to obtain FDA approval of its manufacturing facility and its efforts to develop new drug products. The SG&A increase is due to increased personnel costs.

Other income/(expense) for the six months ended June 30, 1998 decreased by approximately $145,000 from the 1997 amount, due primarily to sales of machinery and equipment in the first six months of 1997.

Interest expense increased $.2 million and $.3 million from the second quarter and six months, respectively, of 1997 to 1998, due to interest on convertible notes and interest on a line of credit and partly due to the fact that a portion of interest expense was capitalized in 1997, but not in 1998. Also during the second quarter of 1998, the Company recorded expense of $958,000 in conjunction with the issuance of preferred stock warrants to Jericho II L.L.C. ("Jericho") in exchange for Jericho's guarantee of a $6 million credit line with a commercial institution.

Foreign exchange losses amounted to approximately $15,000 in the second quarter of this year compared to zero in the prior year. Foreign exchange losses for the six months ended June 30, 1998 were approximately $.3 million compared to zero for the same period during 1997. The expense represents losses due to exchange rate fluctuations on certain intercompany accounts receivable denominated in Swiss francs. The full year 1997 exchange rate fluctuations on these accounts receivable were accounted for by the Company in the fourth quarter, as the impact on the results of operations for the individual quarters of 1997 was not material.

As a result of all of the foregoing, the Company's net loss for the second quarter 1998 amounted to approximately $2.5 million or $0.59 per share, compared to $.8 million or $0.20 per share for the second quarter 1997. Net loss for the six months ended June 30, 1998 was $4.6 million or $1.10 per share versus $1.5 million or $0.39 per share during the first six months of 1997.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1998 and December 31, 1997, the Company had cash and cash equivalents of $136,412 and $643,232, respectively. The Company's working capital amounted to ($6.1) million and ($2.5) million at June 30, 1998 and December 31, 1997, respectively. The Company has incurred and will continue to incur substantial expenditures for research and development activities related to bringing its products to commercial market. The Company intends to devote significant additional funds to product development, formulation, clinical testing, manufacturing validation, product registration, and other activities required for regulatory review of generic oncological products. The amount required to complete such activities depends upon the outcome of regulatory reviews. The regulatory bodies may require more testing than is currently planned by the Company. There can be no assurance that the FDA or any foreign government agency will approve the Company's generic oncological products for sale or that these products will achieve market success.

Property, plant and equipment totaled approximately $17.0 million at June 30, 1998 and $17.2 million at December 31, 1997. Additions of approximately $1.3 million were offset by depreciation ($.7 million) and foreign currency translation effects ($.8 million).

As of June 30, 1998, the Company had various notes, bonds, mortgages and other borrowings totaling approximately $16.2 million including $6.1 million that is short term in nature. These monies were used to partially fund the acquisition of Bioren, to acquire, construct, and equip the manufacturing facility and to fund ongoing research and development and product registration activities.

On May 28, 1998, the Company, in exchange for the issuance of warrants to purchase convertible preferred stock, received a guarantee from Jericho II L.L.C. ("Jericho"), which allowed it to increase its existing $3.5 million line of credit with Citizens Bank of Saginaw, Michigan to $6.0 million. Jericho is a private investment company, 50% owned by the Company's principal shareholder and CEO, John Tramontana. The line of credit is being used for ongoing research and development and general working capital purposes.

At this time the Company does not anticipate the Bigmar manufacturing facility in Barbengo, Switzerland will produce sales in sufficient volume to generate positive cash flow during 1998. However, the Company anticipates that the line of credit, together with cash flow from operations, will be sufficient to fund its operations through the end of 1998. As a result, the Company will be required to supplement its cash position through additional financing (debt or equity) or by entering into development, marketing, or other collaborative arrangements. The Company anticipates supplementing its cash position during the third or fourth quarter of 1998 with additional financing through third party arrangements, although there can be no assurance that the Company will be able to obtain such additional financing or that such financing, if available, will be on acceptable terms.

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

YEAR 2000 ISSUE

Many computer systems currently record years in a two-digit format. Such systems, if not modified, will be unable to recognize and properly process information with dates beyond the year 1999. The potential problems arising out of this inability are commonly referred to as the "Year 2000 Issue" or "Y2K" and will affect virtually all companies, government agencies and other organizations to some degree.

During 1997, the Company performed an assessment of its computer systems to determine whether or not they were in compliance with Year 2000 requirements. The Swiss operations' computer systems were found to be in compliance with such requirements. The U.S. operations computer applications include an accounting package and a document management system. Although these systems do not yet comply with Y2K requirements, it has been determined to the best of management's knowledge and belief that the costs to bring them into compliance will not be material to the Company's business, operations, and financial condition.

The Company continues to evaluate the risks and costs associated with Y2K and does not believe that these costs will have a material adverse impact on its business, operations and financial condition. However, the impact of Y2K on the Company is not fully determinable and there can be no assurances that there will not be increased costs resulting therefrom or that such costs will not have a material impact on the Company's business, operations, and financial condition.

                         BIGMAR, INC. AND SUBSIDIARIES


PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on June 30, 1998. The results of the voting were as follows:

Proposal 1:    Election of the Board of Directors of the Company

                     Nominee         Votes For          Votes Withheld
                     -------         ---------          --------------
               Massimo Pedrani       3,610,810               43,900
               Fabio A. Giovannini   3,610,810               43,900
               Bernard Kramer        3,610,810               43,900
               Michael K. Medors     3,610,710               44,000
               John R. Morris        3,610,710               44,000
               John G. Tramontana    3,610,810               43,900

Proposal 2:    Amendment of Certificate of Incorporation to increase number of authorized Common Shares of the Corporation from 15,000,000 to 20,000,000.


                        Votes For:           3,552,157
                    Votes Against:              78,553
                 Votes Abstaining:              24,000


Proposal 3:    Adoption of the 1997 Stock Option Plan

                        Votes For:           2,362,469
                    Votes Against:             122,933
                 Votes Abstaining:              12,075

Proposal 4:    Amendment to the 1997 Stock Option Plan increasing to
               900,000 the number of Common Shares for which options may be granted.

                        Votes For:           2,629,769
                    Votes Against:             126,833
                 Votes Abstaining:              10,875

Proposal 5:    Ratification of KPMG Peat Marwick LLP as the Company's
               independent public accountants for fiscal year 1998.

                        Votes For:           3,644,210
                    Votes Against:               3,650
                 Votes Abstaining:               6,850


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   27.1  Financial Data Schedule
(b)  10.58  Certificate of Amendment of Amended and Restated Certificate of
            Incorporation of Bigmar, Inc.
(c)  Reports on Form 8-K.
     10.57 Issuance of Warrants to Purchase Convertible Preferred Stock in Exchange for $6.0 Million Credit Line Guarantee

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


August 14, 1998

                                           BIGMAR, INC.
                                           ------------
                                            REGISTRANT


                                            By:  /s/ William R. Ash, III
                                                 -------------------------
                                                 William R. Ash, III
                                                 CHIEF FINANCIAL OFFICER
                                                 (PRINCIPAL FINANCIAL OFFICER)