Form 10-Q
period 1998-09-30
BIGMAR INC
filed 1998-11-13
CIK 1012466

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


MARK ONE

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO _________


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


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

As of November 9, 1998, 8,027,308 shares of common stock of the registrant were outstanding.

                          BIGMAR, INC. AND SUBSIDIARIES

                                      INDEX


Part I          FINANCIAL INFORMATION:

Item 1          Financial Statements

                Consolidated Balance Sheets as of September 30, 1998 and
                December 31, 1997 (Unaudited)                                            3

                Consolidated Condensed Statements of Operations for the quarters and nine month periods ended September 30, 1998 and 1997
                (Unaudited)                                                              4

                Consolidated Condensed Statements of Cash Flows for the nine
                months ended September 30, 1998 and 1997 (Unaudited)                     5

                Consolidated Statements of Comprehensive Income (Loss) for the
                quarters and nine month periods ended September 30, 1998 and
                1997 (Unaudited)                                                         6

                Notes to the Consolidated Condensed Financial Statements
               (Unaudited)                                                               7

Item 2          Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                    11


Part II         OTHER INFORMATION:

Item 6          Exhibits and Reports on Form 8-K                                         16

                Signatures                                                               17


                          BIGMAR, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                    September 30           December 31
                                                                                        1998                   1997
                                                                                  ------------------     ---------------
                                                                                     (Unaudited)
                                     ASSETS
Current assets:
       Cash and cash equivalents                                                       $ 205,547              $ 643,232
       Accounts receivable, net of allowance of $0 at
             September 30, 1998 and December 31, 1997                                    935,091                847,899
       Inventories (Note 2)                                                            1,260,885                890,249
       Prepaid expenses and other current assets                                         221,470                432,234
                                                                                  ---------------       ----------------
             Total current assets                                                      2,622,993              2,813,614
Property, plant and equipment, net                                                    18,470,551             17,164,158
Intangible  and other assets, net                                                        467,921                539,318
                                                                                  ---------------       ----------------

                                      Total                                         $ 21,561,465           $ 20,517,090
                                                                                  ---------------       ----------------
                                                                                  ---------------       ----------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable                                                                1,269,016              1,766,992
       Notes payable                                                                   6,793,554              2,318,644
       Current portion of long-term debt                                                 623,505                581,674
       Due to related parties                                                             67,430                      -
       Accrued expenses and other current liabilities                                    932,665                630,713
                                                                                  ---------------       ----------------
             Total current liabilities                                                 9,686,170              5,298,023
Long-term debt                                                                        10,643,776             10,090,467
                                                                                  ---------------       ----------------
                         Total liabilities                                            20,329,946             15,388,490
                                                                                  ---------------       ----------------

Stockholders' equity:
       Preferred stock ($.001 par value; 5,000,000 shares authorized;
             none issued)
       Commonstock ($.001 par value; 20,000,000 shares authorized and 4,335,000 shares issued and outstanding at September 30, 1998 and 15,000,000 shares authorized and 4,185,000 shares
             issued and outstanding at December 31, 1997)                                  4,335                  4,185
       Additional paid-in capital                                                     16,321,016             15,063,166
       Retained earnings (deficit)                                                   (14,190,999)            (9,012,630)
       Accumulated other comprehensive income:
             Foreign currency translation adjustments                                   (902,833)              (926,121)
                                                                                  ---------------       ----------------
                         Total stockholders' equity                                    1,231,519              5,128,600
                                                                                  ---------------       ----------------

                                      Total                                         $ 21,561,465           $ 20,517,090
                                                                                  ---------------       ----------------
                                                                                  ---------------       ----------------

          See accompanying notes to consolidated financial statements.

                          BIGMAR, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                        THIRD QUARTER ENDING SEPTEMBER 30
                                   (Unaudited)


                                                          Third Quarter                        Nine Months
                                                 ------------------------------   --------------------------------
                                                 --------------- --------------   ------------------ -------------
                                                    1998                1997            1998                1997
                                                 --------------- --------------   ------------------ -------------
Net sales                                          $ 1,965,916       $ 1,452,976       $ 4,852,744       $ 4,669,748
Cost of goods sold                                   1,440,335           913,810         3,544,614         3,276,417
                                                   -----------       -----------       -----------       -----------

Gross margin                                           525,581           539,166         1,308,130         1,393,331
                                                   -----------       -----------       -----------       -----------

Operating expenses:
       Research and development                        384,319           634,347         2,125,840         1,233,960
       Selling, general and administrative           1,281,574         3,730,434         3,233,926         5,559,039
                                                   -----------       -----------       -----------       -----------
             Total operating expenses                1,665,893         4,364,781         5,359,766         6,792,999
                                                   -----------       -----------       -----------       -----------


Operating income (loss)                             (1,140,312)       (3,825,615)       (4,051,636)       (5,399,668)

Other income (expense)                                  59,859           136,607           127,941           350,097
Interest income (expense)                             (311,867)         (139,968)         (812,258)         (313,868)
Issuance of preferred stock warrants for loan
       guarantee (Note 3)                                    -                 -          (958,000)                -
Gain (loss) on foreign currency transactions           811,312                 -           515,584                 -
                                                   -----------       -----------       -----------       -----------

Income (loss) before income taxes                     (581,008)       (3,828,976)       (5,178,369)       (5,363,439)

Income taxes (benefit):                                      -             2,956                 -             5,288

                                                   -----------       -----------       -----------       -----------
Net income (loss)                                  $  (581,008)      $(3,831,932)      $(5,178,369)      $(5,368,727)
                                                   -----------       -----------       -----------       -----------
                                                   -----------       -----------       -----------       -----------

Basic earnings (loss) per share                    $     (0.14)      $     (0.94)      $     (1.23)      $     (1.34)
                                                   -----------       -----------       -----------       -----------
                                                   -----------       -----------       -----------       -----------

Weighted average shares outstanding                  4,240,435         4,056,739         4,203,681         4,009,176
                                                   -----------       -----------       -----------       -----------
                                                   -----------       -----------       -----------       -----------


          See accompanying notes to consolidated financial statements.



                          BIGMAR, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                         Nine Months Ended September 30
                                                                                       ---------------------------------------
                                                                                       ----------------    -------------------
Cash flows from operating activities:                                                      1998                   1997
                                                                                       ----------------    -------------------
      Net loss                                                                            $ (5,178,369)          $ (5,368,727)
      Adjustments to reconcile net loss to net cash provided by (used in)
           operating activities:
                Issue stock warrants                                                           958,000                800,000
                Depreciation and amortization                                                1,238,942                617,681
                Unrealized foreign exchange gains                                             (516,258)                     -
                Changes in operating assets and liabilities:
                     (Increase) decrease in accounts receivable                                (34,041)                33,081
                     (Increase) decrease in inventories                                       (296,073)              (191,143)
                     (Increase) decrease in prepaid expenses and other
                          current assets                                                       217,808                143,664
                     Increase (decrease) in accounts payable                                  (557,119)              (416,032)
                     Increase (decrease) in due to related parties                              67,176               (903,909)
                     Increase (decrease) in accrued expenses and other
                          current liabilities                                                  260,742               (773,905)
                                                                                       ----------------    -------------------
                          Net cash provided by (used in) operating activities               (3,839,192)            (6,059,290)
                                                                                       ----------------    -------------------
Cash flows from investing activities:
      Purchase of property, plant and equipment                                             (1,457,963)            (1,663,467)
      Increase in other assets                                                                       -                 (1,646)
                                                                                       ----------------    -------------------
                          Net cash (used in) investing activities                           (1,457,963)            (1,665,113)
                                                                                       ----------------    -------------------
Cash flows from financing activities:
      Short-term borrowings                                                                  4,400,689                166,799
      Net proceeds from issuance of equity securities                                          300,000                930,340
      Long-term borrowings                                                                     178,204              4,000,000
      Deferred offering costs                                                                        -               (280,000)
                                                                                       ----------------    -------------------
                          Net cash provided by financing activities                          4,878,893              4,817,139
                                                                                       ----------------    -------------------
                                                                                       ----------------    -------------------
Effect of exchange rates on cash                                                               (19,423)               201,467
                                                                                       ----------------    -------------------
Net increase (decrease) in cash and cash equivalents                                          (437,685)            (2,705,797)
Cash and cash equivalents, beginning of period                                                 643,232              4,362,938
                                                                                      ----------------    -------------------
Cash and cash equivalents, end of period                                                  $    205,547           $  1,657,141
                                                                                       ----------------    -------------------
                                                                                       ----------------    -------------------

Supplemental disclosure of cash flow information:

      Cash paid during the period for:
           Interest                                                                       $    834,143           $     75,436
           Income taxes                                                                   $         --           $         --


          See accompanying notes to consolidated financial statements.

                          BIGMAR, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                        THIRD QUARTER ENDING SEPTEMBER 30
                                   (Unaudited)


                                                    Third Quarter                             Nine Months
                                           ------------------------------------  ---------------------------------------
                                           ---------------  -------------------  ------------------- -------------------
                                              1998                 1997                 1998                1997
                                           ---------------  -------------------  ------------------- -------------------
Net income (loss)                              $ (581,008)         $(3,831,932)         $(5,178,369)        $(5,368,727)

Other comprehensive income, net of tax:
       Foreign currency translation
            adjustments, net of income
            taxes of $0 in 1998 and 1997          119,976               19,328               23,288            (361,714)
                                           ---------------  -------------------  ------------------- -------------------

Comprehensive income (loss)                    $ (461,032)         $(3,812,604)         $(5,155,081)        $(5,730,441)
                                           ---------------  -------------------  ------------------- -------------------
                                           ---------------  -------------------  ------------------- -------------------

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

In the opinion of management, the accompanying unaudited financial statements include all adjustments necessary to present fairly the Company's financial position at September 30, 1998 and 1997, and the results of operations and the cash flows and the comprehensive income for all periods presented. Certain amounts in the accompanying financial statements have been restated to conform to the September 30, 1998 presentation. The results of the interim periods are not necessarily indicative of the results to be obtained for the entire year.

For a summary of significant accounting policies (which have not changed from December 31, 1997) and additional financial information, see Bigmar Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997. The 10-K should be read in conjunction with these financial statements.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. In June 1997, the Company completed construction on a pharmaceutical manufacturing plant in Barbengo, Switzerland. The Company has obtained a general approval to manufacture and market pharmaceutical products, with the exception of antibiotics, from the Intercantonal Office for the Control of Medications ("IKS") in Switzerland and is still in the process of validating the plant's equipment and processes for approval by the United States Food and Drug Administration ("FDA"). These activities have consumed a substantial amount of the Company's resources, including proceeds from its initial public offering, proceeds from an offshore placement of equity securities and issuance of convertible notes in August 1997, proceeds from its line of credit, and from its recent sales of common stock -see note 4. In addition, sales of the Company's oncology products are dependent upon the successful outcome of these compliance activities, which are expected to continue into at least the first quarter of 1999. Based upon the foregoing, the Company does not anticipate the Bigmar manufacturing facility in Barbengo, Switzerland will produce sales in sufficient volume to generate positive cash flow during 1998. However, the Company anticipates that the terms of the existing $6.0 million line of credit, together with cash flow from operations, will be sufficient to fund its operations through the first quarter of 1999. As a result, the Company anticipates that it will require additional financing in order to complete the validation process and to continue to fund its operations. Management is discussing additional financing with a number of third parties, however, there is no assurance that such financing will be available on terms acceptable to the Company, if at all. In addition, there are no assurances that the Company will be able to manufacture its proposed products or that the Company's targeted customers will accept such products. These factors raise substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to reflect the recoverability or classification of recorded asset amounts or the classification of liabilities should the Company be unable to continue as a going concern.

(2)   INVENTORIES

The components of inventory at September 30, 1998 and December 31, 1997 are as follows:


                                 September 30, 1998      December 31, 1997
                                ----------------------   ----------------------
            Raw Materials                616,548             $572,276
            Finished Goods               644,337              317,973
                                    -------------         ------------
                     Total            $1,260,885             $890,249
                                    -------------         ------------

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

The line of credit is in the form of a demand note payable. Accordingly, the fair value of the warrants of $958,000, determined using the Black-Scholes model, has been recognized in the accompanying consolidated condensed statement of operations for the nine months ended September 30, 1998.

(4)   COMMON STOCK ISSUED

On August 28, 1998, the Company, issued 150,000 shares of common stock to Banca del Gottardo, a Swiss bank, for $2.00 per share via a private placement. The Company filed a Form S-3 with the United States Securities and Exchange Commission ("SEC") which was declared effective on November 4, 1998, pursuant to its request to the resale of said stock. The proceeds of $300,000 will be used for working capital and other general corporate purposes.

On October 22, 1998, the Company issued 3,692,308 shares of common stock to Jericho for $1.625 per share via a Stock Purchase Agreement dated October 20, 1998. Proceeds from the sale of shares totaled $6,000,000, and will be used to repay debt and for working capital.

Jericho owns beneficially 5,192,308 shares of Bigmar Common Stock. These shares include (i) a Common Stock Warrant for the purchase of 500,000 shares at a price of $5.00 per share, (ii) a Preferred Stock Warrant for the purchase of 1,000,000 shares at a price of $2.5625 per share, and (iii) 3,692,308 shares of Common Stock. In the aggregate, assuming exercise of the Warrants, Jericho may thus be deemed the beneficial owner of approximately 54.5% of the aggregate of (i) the 4,335,000 shares of Bigmar Common Stock outstanding on September 30, 1998 plus (ii) the 1,500,000 shares issuable on exercise of the Warrants, plus (iii) the 3,692,308 shares acquired pursuant to the Stock Purchase Agreement dated October 20, 1998.

(5)   RECENTLY ISSUED ACCOUNTING PROUNCEMENTS

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

The Consolidated Balance Sheet has been restated to conform to the requirements of this Statement by replacing "Cumulative translation adjustment" with "Accumulated other comprehensive income" in the equity section. In addition, "Consolidated Statements of Comprehensive Income
(Loss)" have been added to this quarterly report for the quarters and nine months ended September 30, 1998 and 1997.

The Company has adopted Financial Accounting Standards Board Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", issued in September 1997. Since this is the initial year of application, the Company has elected not to provide the interim period disclosures, as permitted by the Statement.

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

On September 16, 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for fiscal years beginning after September 15, 1999. The Statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Adoption of this Statement is not expected to have a material impact on the Company's financial statements or results of operations.

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

RESULTS OF OPERATIONS

Third quarter 1998 net sales amounted to $2.0 million, a 35% increase from third quarter 1997. Sales of IV Solutions and related products increased approximately $190,000 over the prior year, while sales of Oncology Products decreased by approximately $52,000. Net sales were also negatively impacted by unfavorable foreign currency impacts of approximately $2,000.

Net sales for the nine months ended September 30, 1998 amounted to $4.9 million, a 4% increase from the same period in 1997. Sales of IV Solutions and related products increased approximately $374,000 versus the previous year and sales of Raw Materials and Oncology Products decreased by approximately $200,000 and $166,000, respectively.

Gross margin amounted to $.5 million or 27% for the third quarter of 1998 versus $.5 million or 37% for the same period in 1997. Gross margin for the nine months ended September 30, 1998 was $1.3 million or 27% of net sales, compared to $1.4 million or 30% for the same period last year. The decline relates primarily to sales of lyophilized oncology products that have higher production costs.

Operating expenses decreased approximately $2.7 million from third quarter 1997 to third quarter 1998. Research and development expenses decreased by approximately $.3 million, due to lower personnel costs and favorable foreign currency impacts. Selling, general and administrative expenses decreased by approximately $2.4 million, mainly due to a one time charge of $2.1 million in third quarter 1997 for re-assignment of U.S. marketing rights.

Nine month operating expenses decreased $1.4 million from 1997 to 1998. Research and development costs increased by $.9 million and selling, general and administrative costs decreased by approximately $2.3 million. The R&D increase relates to increased activities with respect to the Company's efforts to obtain FDA approval of its manufacturing facility and its efforts to develop new drug products. The SG&A decrease is due to a one time charge of $2.1 million in 1997 for re-assignment of U.S. marketing rights.

Other income/(expense) for the nine months ended September 30, 1998 decreased by approximately $.2 million from the 1997 amount, due primarily to sales of machinery and equipment in the first nine months of 1997.

Interest expense increased $.2 million and $.5 million from the third quarter and nine months, respectively, of 1997 to 1998, due to interest on convertible notes and interest on a line of credit and partly due to the fact that a portion of interest expense was capitalized in 1997, but not in 1998. Also during the second quarter of 1998, the Company recorded expense of $958,000 in conjunction with the issuance of preferred stock warrants to Jericho II L.L.C. ("Jericho") in exchange for Jericho's guarantee of a $6 million credit line with a commercial institution. Jericho is a private investment company, 50% owned by the Company's principal shareholder and CEO, John Tramontana.

Foreign exchange gains amounted to approximately $.8 million in the third quarter of this year compared to zero in the prior year. Foreign exchange gains for the nine months ended September 30, 1998 were approximately $.5 million compared to zero for the same period during 1997. The income represents gains due to exchange rate fluctuations on certain intercompany accounts receivable denominated in Swiss francs. The full year 1997 exchange rate fluctuations on these accounts receivable were accounted for by the Company in the fourth quarter, as the impact on the results of operations for the individual quarters of 1997 was not material.

As a result of all of the foregoing, the Company's net loss for the third quarter 1998 amounted to approximately $.6 million or $0.14 per share, compared to $3.8 million or

$0.94 per share for the third quarter 1997. Net loss for the nine months ended September 30, 1998 was $5.2 million or $1.23 per share versus $5.4 million or $1.34 per share during the first nine months of 1997.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1998 and December 31, 1997, the Company had cash and cash equivalents of $205,547 and $643,232, respectively. The Company's working capital (deficit) amounted to ($7.1) million and ($2.5) million at September 30, 1998 and December 31, 1997, respectively. The Company has incurred and will continue to incur substantial expenditures for research and development activities related to bringing its products to commercial market. The Company intends to devote significant additional funds to product development, formulation, clinical testing, manufacturing validation, product registration, and other activities required for regulatory review of generic oncological products. The amount required to complete such activities depends upon the outcome of regulatory reviews. The regulatory bodies may require more testing than is currently planned by the Company. There can be no assurance that the FDA or any foreign government agency will approve the Company's generic oncological products for sale or that these products will achieve market success.

Property, plant and equipment totaled approximately $18.5 million at September 30, 1998 and $17.2 million at December 31, 1997. Additions of approximately $1.5 million and foreign currency translation effects of $1.1 million were offset by depreciation ($1.3 million).

As of September 30, 1998, the Company had various notes, bonds, mortgages and other borrowings totaling approximately $18.1 million including $7.5 million that is short term in nature. These monies were used to partially fund the acquisition of Bioren, to acquire, construct, and equip the manufacturing facility and to fund ongoing research and development and product registration activities.

On May 28, 1998, the Company, in exchange for the issuance of warrants to purchase convertible preferred stock, received a guarantee from Jericho, which allowed it to increase its existing $3.5 million line of credit with Citizens Bank of Saginaw, Michigan to $6.0 million. The line of credit is being used for ongoing research and development and general working capital purposes.

On August 28, 1998, the Company, in a private placement, sold 150,000 shares of common stock to Banca del Gottardo, a Swiss bank, for $2.00 per share. The proceeds of $300,000 are being used for working capital and general corporate purposes.

On October 22, 1998, the Company sold 3,692,308 shares of common stock to Jericho for $1.625 per share in a private placement. Proceeds of $6.0 million were used to pay off the credit line (approximately $5.7 million) and for working capital (approximately $.3 million).

Jericho owns beneficially 5,192,308 shares of Bigmar Common Stock. These shares include (i) a Common Stock Warrant for the purchase of 500,000 shares at a price of $5.00 per share, (ii) a Preferred Stock Warrant for the purchase of 1,000,000 shares at a price of $2.5625 per share, and (iii) 3,692,308 shares of Common Stock. In the aggregate, assuming exercise of the Warrants, Jericho may thus be deemed the beneficial owner of approximately 54.5% of the aggregate of (i) the 4,335,000 shares of Bigmar Common Stock outstanding on September 30, 1998 plus (ii) the 1,500,000 shares issuable on exercise of the Warrants, plus (iii) the 3,692,308 shares acquired pursuant to the Stock Purchase Agreement dated October 20, 1998.

During the third quarter of 1998, the Company received a notice from the Nasdaq Stock Market, Inc. that the Company no longer met the requirements for continued listing. In accordance with the National Association of Securities Dealers Automated Quotation ("NASDAQ") SmallCap Market ("NASDAQ SmallCap") rules, securities listed on NASDAQ SmallCap, in addition to other requirements, must maintain a minimum net asset base of $2.0 million to be eligible for continued listing. On October 14, 1998, the Company was informed by NASDAQ that, based on the Company's current operating losses and not withstanding proceeds from proposed equity financing, the Company's securities would be delisted. The Company intends to contest the delisting of its securities and has filed a request with the NASDAQ Hearings Department for a hearing. The Company's request for a hearing stays the delisting until a determination by the NASDAQ hearing panel. A date for the hearing has not been set as of the date of this report. While there can be no assurance regarding the outcome of such hearing, the Company believes the $6.0 million in proceeds received from the sale of common stock to Jericho on October 22, 1998, which raised the net assets of the Company above the $2.0 million minimum requirement set by NASDAQ, will be sufficient to satisfy NASDAQ's requirements for continued listing.

At this time the Company does not anticipate the Bigmar manufacturing facility in Barbengo, Switzerland will produce sales in sufficient volume to generate positive cash flow during 1998. However, the Company anticipates that the terms of the existing $6.0 million line of credit, together with cash flow from operations, will be sufficient to fund its operations through the first quarter of 1999. As a result, the Company will be required to supplement its cash position through additional financing (debt or equity) or by entering into development, marketing, or other collaborative arrangements. The Company anticipates supplementing its cash position during the fourth and first quarters of 1998 and 1999, respectively with additional financing through third party arrangements, although there can be no assurance that the Company will be able to obtain such additional financing or that such financing, if available, will be on acceptable terms.

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

During 1997, the Company performed an assessment of its computer systems to determine whether or not they were in compliance with Year 2000 requirements. The Swiss operations' computer systems were found to be in compliance with such requirements. The U.S. operations computer applications include an accounting package and a document management system. Although these systems do not yet comply with Y2K requirements, it has been determined to the best of management's knowledge and belief that the systems will be upgraded by second quarter 1999, and the costs to bring them into compliance will be less than $20,000.

The Company is in the process of contacting vendors and others on whom it relies to assure that their systems will be Year 2000 compliant. The Company has contacted its critical raw material and manufacturing related suppliers and has received assurances from these vendors that they will be Year 2000 compliant. Other vendors who provide primarily administrative services to the Company will be contacted before the end of calendar year 1998 to determine if they are Year 2000 compliant. However, there can be no assurance that the systems of other companies on which the Company relies will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems.

The Company does not currently have a contingency plan in place to address a Year 2000 disruption, but intends to create a plan outlining how to address the most reasonably likely worst case scenarios by the end of 1st quarter 1999. Furthermore, no assurance can be given that any or all of the Company's systems are or will be Year 2000 compliant, or that the ultimate costs required to address the Year 2000 issue or the impact of any failure to achieve substantial Year 2000 compliance will not have a material adverse effect on the Company's financial condition.

                          BIGMAR, INC. AND SUBSIDIARIES


PART II.  OTHER INFORMATION

ITEM 2 (c)  CHANGES IN SECURITIES - RECENT SALES OF UNREGISTERED SECURITIES

On August 28, 1998, in a private placement transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, the Company issued and sold to Banca del Gottardo, a banking organization organized under the laws of Switzerland, 150,000 shares of common stock at a price of $2.00 per share (aggregate proceeds of $300,000). In compliance with its obligations under the purchase agreement, the Company subsequently registered such shares for resale pursuant to a registration statement on Form S-3, which was declared effective on November 4, 1998.

On October 20, 1998, pursuant to a private placement transaction under Rule 506 of Regulation D, the Company issued and sold to Jericho II, LLC, a Michigan limited liability company, 3,692,308 shares of common stock at a price of $1.625 per share (aggregate proceeds of $6,000,000).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   27    Financial Data Schedule
(b)   Reports on Form 8-K.
            No reports on Form 8-K were filed during the third quarter, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 13, 1998

                              BIGMAR, INC.
                              -------------
                              REGISTRANT


                              By:  /s/ MICHAEL K. MEDORS
                              ---------------------------
                              Michael K. Medors
                              TREASURER
                              (PRINCIPAL ACCOUNTING OFFICER)