Form 10-K405
period 1998-12-31
BIGMAR INC
filed 1999-03-30
CIK 1012466

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

MARK ONE
         /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.
                                                        OR

         / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                 OF 1934 FOR THE TRANSITION PERIOD FROM              TO              .

                          COMMISSION FILE NO. 1-14416

                            ------------------------

                                  BIGMAR, INC.

             (Exact name of registrant as specified in its charter)

             DELAWARE                   31-1445779
  (State or other jurisdiction of    (I.R.S. Employer
  incorporation or organization)      Identification
                                           No.)

     9711 SPORTSMAN CLUB ROAD
          JOHNSTOWN, OHIO                  43031
  (Address of principal executive       (Zip Code)
             offices)

       Registrant's telephone number, including area code: (740) 966-5800

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                    Common Stock, par value $.001 per share

                             (Title of each class)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                    Common Stock, par value $.001 per share

                                (Title of class)

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes /X/ No / /

    The aggregate market value of Common Stock held by non-affiliates is $7,472,500 based on a closing sale price of $3.8125 per share on March 15, 1999. As of March 15, 1999, 8,263,974 shares of $.001 par value Common Stock were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Information required by Part III of Form 10-K is incorporated herein by reference to the registrant's definitive Proxy Statement relating to its 1999 annual meeting of stockholders to be held in May, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

OVERVIEW AND RECENT DEVELOPMENTS

    Bigmar, Inc. (the "Company") was incorporated in Delaware in September 1995 and has three wholly-owned subsidiaries--Bioren SA ("Bioren"), Bigmar Pharmaceuticals SA ("Pharmaceuticals"), and Bigmar Therapeutics
("Therapeutics"). Bioren is a Swiss corporation formed in July 1986. Pharmaceuticals is a Swiss corporation that was formed in January 1992 under the name BVI, SA. Therapeutics is a Delaware corporation formed in September 1995 under the name Bioren, Inc.; the name was changed in November 1995.

    The Company manages its business segments primarily on a geographic basis with each location representing a distinct segment.

THE COMPANY

    The Company's corporate headquarters ("Corporate Headquarters"), located in Johnstown, Ohio, includes a research and development laboratory used for the testing of generic oncology and related products ("Oncology Products") to be marketed in the U.S.

BIOREN

    Bioren is engaged in manufacturing and marketing various pharmaceutical products in Switzerland. Current products include 18 types of intravenous infusion solutions and other related products ("IV Solutions"). Bioren's strategy is to expand its current IV Solutions product line and its market penetration. Bioren's manufacturing facility (the "Bioren Facility") is located in Couvet, Switzerland.

PHARMACEUTICALS

    Pharmceuticals manufactures and markets Oncology Products, such as calcium leucovorin, methotrexate, and cisplatin. The Oncology Products are currently marketed in Germany and Spain. Pharmaceuticals' primary strategy is to supply world markets with a full line of high-quality, affordably priced generic pharmaceutical products focusing on oncology. The products are manufactured in its state-of-the-art facilities in Switzerland and marketed through pharmaceutical company partners in Europe and shortly in the United States. Pharmaceuticals has received regulatory approval to manufacture and market certain Oncology Products from the United States Food and Drug Administration ("FDA") and Switzerland's Intercantonal Office for the Control of Medications ("IKS"). Pharmaceuticals' manufacturing facility (the "Bigmar Facility") is located in Barbengo, Switzerland.

THERAPEUTICS

    Therapeutics is essentially a shell company and has had no significant business operations as of December 31, 1998.

    In June 1995, all of the outstanding capital stock of Bioren was purchased by Pharmaceuticals (the "Bioren Acquisition") for an aggregate purchase price of approximately $5.2 million. In connection with the Bioren Acquisition, Pharmaceuticals became a guarantor on a bank loan to Bioren in the principal amount of $2.6 million. This loan was collateralized by a facility used by Bioren (the "Bioren Facility") and provided a guarantee on a second mortgage in the aggregate principal amount of approximately $1.7 million--also on the Bioren Facility. In addition, simultaneous with the Bioren acquisition in June 1995, Pharmaceuticals sold one-half of its equity interest in Bioren to certain Pharmaceuticals stockholders (the "Bioren Holders") for approximately $2.6 million. This sale included 500 shares (10% of Bioren's outstanding stock) to John G. Tramontana, the Company's Chairman of the Board, President and Chief Executive Officer ("CEO"), for approximately $500,000.

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

    In May 1997, Mr. Tramontana, pursuant to privately negotiated transactions, acquired 1,293,663 additional shares of the Company's common stock from certain stockholders.

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

    In May 1998, the Company, in consideration of a guarantee to renew and increase a line of credit from $3.5 million to $6.0 million from a commercial institution, delivered warrants to Jericho II, L.L.C. ("Jericho")--a related party, to purchase 1,000,000 shares of convertible preferred stock (the "Preferred Stock") at a price equal to $2.5625 per share and having a term of 10 years (the "Warrants"). The Preferred Stock is convertible to Common Stock on a one-to-one basis, with such conversion rate to adjust to reflect dilutive issuances of equity securities by the Company and also to adjust for stock splits, dividends, combinations and similar events. The Preferred Stock votes together with the common stock and outstanding shares of Preferred Stock carry a vote equal to five times the number of shares of common stock into which the Preferred Stock is then convertible. The Preferred Stock has a liquidation preference equal to the purchase price per share. The Warrants include a net exercise clause and the shares issuable on exercise shall be entitled to piggyback registration rights, subject to standard underwriter's cutback. The line of credit is in the form of a demand note payable. Accordingly, the fair value of the Warrants of $958,000, determined using the Black-Scholes model, has been recognized in the accompanying consolidated statement of operations for the year ended December 31, 1998. The Company renegotiated the terms of the line of credit in December 1998, and reduced the line of credit from $6.0 million to $0.5 million.

    In August 1998, the Company issued 150,000 shares of common stock to Banca del Gottardo for $2.00 per share via a private placement. The Company filed a Form S-3 with the United States Securities and Exchange Commission ("SEC") which was declared effective on November 4, 1998, pursuant to its request to the resale of said stock. The proceeds were used for working capital and other general corporate purposes.

    In October 1998, the Company issued 3,692,308 shares of common stock to Jericho for $1.625 per share via a Stock Purchase Agreement dated October 20, 1998. Proceeds from the sale of shares totaled $6.0 million, and were used to repay debt and for working capital.

    In January 1999, pursuant to the terms of a Debt Repayment Agreement dated November 20, 1998, 1,231,231 shares of the Company's Common Stock were transferred to Jericho from the Company's CEO in satisfaction of a $2,536,336 (principal plus accrued interest) debt incurred by the CEO to a third-party.

    The Company employs 75 full-time and 5 part-time associates in the following functional areas: manufacturing and quality control--45; marketing and sales--9; research and development, including regulatory affairs--13; and administration--13. All but nine of the Company's employees are located in Switzerland and none of the employees are party to any collective bargaining agreements.

PRODUCTS

    IV SOLUTIONS

    The Company's Bioren Facility manufactures and markets IV Solutions. The IV Solutions generally consist of different chemical entities, such as sodium chloride, electrolytes, carbohydrates and other nutrients, which are intravenously administered to patients. The Company markets IV Solutions through its own sales force to hospitals, clinics, retirement homes, nursing homes, managed health care organizations, home infusion providers and other health care providers in Switzerland. The Company intends to continue manufacturing and marketing IV Solutions and is seeking to penetrate additional markets in Switzerland.

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

    ONCOLOGY PRODUCTS

    The Company currently markets leucovorin calcium, methotrexate, and cisplatin, generic oncology products, in Europe. In February 1999, the Company received approval of five Abbreviated New Drug Applications ("ANDAs" or "ANDA") from the FDA for certain injectable formulations of methotrexate, a chemotherapy agent, and leucovorin calcium, a rescue therapy agent used in conjunction with methotrexate. Both of these drugs have indications for treating various forms of cancer. These approvals permit the Company to sell these products in the United States.

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

    Many of the Company's competitors, including all of the companies referred to above, have substantially greater financial and technical resources and production and marketing capabilities than the Company. The Company believes that the principal competitive factors affecting its products and proposed products are timing of product introduction, price, quality, and service. The Company believes that quality and service continue to be an advantage in the sale of IV Solutions. It also believes that price, timing, quality, customer service and breadth of its product line are all-important competitive factors for its oncological products and proposed oncological products. The ability to introduce generic versions of products promptly after a proprietary drug's patent expires and the breadth of the product line may give companies a competitive advantage over the Company.

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

IV SOLUTIONS

    Bioren markets IV Solutions through its own sales force to health care providers and third-party payors in Switzerland. Bioren has entered into exclusive arrangements with non-affiliated pharmaceutical companies to market certain IV Solution products, manufactured by Bioren in Switzerland and the United Kingdom.

ONCOLOGY PRODUCTS

    Pharmaceuticals markets calcium leucovorin, methotrexate, and cisplatin to pharmaceutical companies. Pharmaceuticals does not intend to market its other products directly to the public. Pharmaceuticals has entered into exclusive arrangements with various non-affiliated pharmaceutical companies to market certain Oncology Products, manufactured or licensed by the Company, in the United States, Germany, Italy, and Spain. The amount of resources and time that any of these collaborators devote towards marketing and sales of the Company's products are not within the Company's control. The termination of any of these agreements would have a material adverse effect on the Company.

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

    The Company's research and development activities focus on three areas:

    - Formulating raw materials into finished product

    - Scaling up the development from the laboratory phase to the production phase

    - Conducting stability and bio-equivalency testing of the finished product

    During 1999, the Company received approvals for six ANDA's from the FDA. The approved ANDA's are for Oncology Products manufactured at the Bigmar Facility. (see "Manufacturing and Suppliers" below).

MANUFACTURING AND SUPPLIERS

    The Company has two production facilities, the Bioren Facility and the Bigmar Facility. The Bioren Facility is a 57,000 square foot facility in Couvet, Switzerland where the Company manufactures and markets IV Solutions and will manufacture non-toxic pharmaceutical products. The Company has dedicated approximately 25,000 square feet of the Bioren Facility to test and manufacture certain oncological products such as calcium leucovorin. The Bigmar Facility is a 25,000 square foot, state-of-the-art, facility, in Barbengo, Switzerland where the Company manufactures Oncology Products.

    The capital costs associated with equipping a facility and manufacturing oncology products are substantial and the manufacturing process is complex. The FDA and foreign regulatory authorities regulate the facility in which oncology products are manufactured and the method of manufacture, as well as the employees' working conditions. As the manufacturing of cytotoxic oncology products is expensive and complex, only a few companies throughout the world engage in their manufacture.

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

GOVERNMENTAL REGULATIONS

    UNITED STATES. The Company's research and development activities and the production and marketing of the Company's licensed and owned products and proposed products are subject to compliance with a wide range of regulatory requirements by numerous governmental authorities in the United States, in states thereof and in other countries. In the United States, drugs are subject to rigorous FDA review. The Federal Food, Drug, and Cosmetic Act and other Federal statutes and regulations govern or influence the research, testing, manufacture, safety, labeling, storage, record keeping, approval, distribution, reporting, advertising and promotion of such products. Non-compliance with applicable requirements can result in recall, injunction or seizure of products, imposition of import restrictions, refusal of the government to approve new product applications, prevention from entering into government supply contracts, withdrawal of previously approved applications and, in certain circumstances, criminal prosecution.

    In order to obtain FDA approval of a drug, companies must generally submit proof of safety and efficacy. In some cases such proof entails extensive clinical and pre-clinical laboratory tests. The testing, preparation of necessary applications and processing of those applications by the FDA is expensive and may take several years to complete. There is no assurance that the FDA will act favorably or in a timely manner in reviewing submitted applications, and the Company may encounter significant difficulties or costs in its efforts to obtain FDA approvals, which could delay or preclude the Company from marketing any products it may develop. The FDA may also require post-marketing testing and surveillance of approved products, or place other conditions on the approvals. These requirements could cause it to be more difficult or expensive to sell the products, and therefore could restrict the commercial applications of such products. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. For patented products or technologies, delays imposed by the governmental approval process may materially reduce the period during which the

Company will have the exclusive right to exploit such technologies; however, an additional period of up to five years may be added to the term of the patent in such circumstance.

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

    - Submission of a NDA to the FDA

    - FDA approval of the NDA prior to any commercial sale or shipment of the drug.

    Typically, pre-clinical studies are conducted in the laboratory and in animal model systems to gain preliminary information on the drug's pharmacology and toxicology and to identify any potential safety problems that would preclude testing in humans. The results of these studies are submitted to the FDA as part of the IND application. Testing in humans may commence 30 days after submission of the IND unless the FDA places the IND on "clinical hold". A three-phase clinical trial program is usually required for FDA approval of a pharmaceutical product. Phase I clinical trials are designed to determine the metabolism and pharmacological effects of the drug in humans, the side effects associated with increasing doses, and, possibly, to obtain early indications of efficacy. These studies generally involve a small number of healthy volunteer subjects, but may be conducted in people with the disease the drug is intended to treat. Phase II studies are conducted to evaluate the effectiveness of the drug for a particular indication and thus involve patients with the disease under study. These studies also provide evidence of the short-term side effects and risks associated with the drug. Phase III studies are generally designed to provide the substantial evidence of safety and effectiveness of a drug required to obtain FDA approval. They often involve a substantial number of patients in multiple study centers and may include chronic administration of the drug in order to assess the overall benefit-risk relationship of the drug. Upon completion of clinical testing that demonstrates that the product is safe and effective for a specific indication, a NDA may be submitted to the FDA. This application includes details of the manufacturing and testing processes, pre-clinical studies and clinical trials. The FDA closely monitors the progress of each of the three phases of clinical testing and may, at its discretion, re-evaluate, alter, suspend or terminate the testing based on the data that has been accumulated to that point and its assessment of the risk/benefit ratio to the patient. Typical estimates of the total time required for completing such clinical testing vary between four and ten years. The clinical testing and FDA review process for new drugs are likely to require substantial time, effort and expense. The Company anticipates that proprietary oncological products will be approved through the NDA process. There can be no assurance that any approval will be granted to the Company on a timely basis, if at all. The FDA may refuse to approve a NDA if applicable statutory and/or regulatory criteria are not satisfied, or may require additional testing or information. There can be no assurance that such additional testing or the provision of such information, if required, will not have a material adverse effect on the Company. Congress or the FDA can modify the regulatory process in specific situations.

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

    The IKS reviews all applicable safety, quality and effectiveness data, as well as data relating to the cost effectiveness of the product. To obtain approval from the IKS, the manufacturer must submit analytical, chemical, pharmacological and toxicological data based on animal trials and human clinical studies. The IKS approves the manufacturing of products only after having checked the conformity to applicable standards of the World Health Organization ("WHO") or the Pharmaceutical Inspection Convention ("PIC"). The IKS also will inspect the manufacturing facility to determine if the manufacturer is complying with good manufacturing practices before approval is granted to produce the drug product. For generic products, pharmacological and toxicological data are not required to be submitted to the IKS. To date, all of the Company's pharmaceutical products that have been approved by the IKS are generic products.

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

ENVIRONMENTAL REGULATIONS

    In Switzerland, Pharmaceuticals and Bioren are subject to applicable environmental laws such as the Environment Protection Act of 1983, the Water Protection Act of 1991 and the Toxic Substance Act of 1969, as well as all applicable regulations. Swiss environmental protection laws govern, among other things, all emissions to the air, soil and water, waste-water discharge and solid and hazardous waste disposal. Pharmaceuticals and Bioren are subject periodically to environmental compliance reviews by various Swiss regulatory offices.

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

ITEM 2. PROPERTIES

BIOREN FACILITY

    The Bioren Facility is a 57,000 square foot facility in Couvet, Switzerland that houses manufacturing operations, laboratory facilities for quality assurance and quality control activities, including batch testing and multiple-batch stability testing operations, labeling and packaging operations, warehousing and storage operations, administrative and record-keeping areas. A 25,000 square foot area in the Bioren Facility will be used as a dedicated area for scaling up the development and manufacturing supporting non-toxic products, such as leucovorin calcium (rescue therapy). A 21,000 square foot area in the Bioren Facility is used for manufacturing and marketing IV Solutions. A portion of the Bioren Facility was leased to an unaffiliated third party until April 15, 1998, this portion of the Bioren Facility is now vacant. The Company believes that its facilities are sufficient for its current and reasonably anticipated operations.

BIGMAR FACILITY

    The Bigmar Facility, a 25,000 square foot facility in Barbengo, Switzerland, is used for developing and manufacturing oncological products. The Bigmar Facility also houses warehousing and storage, manufacturing, labeling and packaging, and administrative and record-keeping areas.

CORPORATE HEADQUARTERS

    On December 31, 1996, the Company entered into a lease with JTech Laboratories, Inc. ("JTech") relating to approximately 8,600 square feet of space located at 9711 Sportsman Club Road, Johnstown, Ohio 43031. This space is being utilized by the Company as its principle corporate headquarters and research and development laboratory for Oncology Products marketed in the U.S. The lease for this space expires in June 2002, five years from the occupancy date, and provides for a first year fixed annual rent payment of $120,000 (discounted at 8.25% and paid during 1997). In years two through five, the lease calls for monthly rent payments of $10,000 per month, adjusted to the consumer price index (CPI) for inflation. These amounts do not include the Company's proportionate cost of utilities, repairs, cleaning, taxes and insurance. John G. Tramontana is the President, and a director of JTech. Mr. Tramontana shares ownership in JTech with a company owned by certain stockholders of the Company. Management believes that its corporate headquarters will meet its operational needs for the foreseeable future.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

    The shares of common stock of the Company commenced trading on the Nasdaq SmallCap-SM- Market under the symbol "BGMR" and Boston Stock Exchange under the symbol "BGM" on June 20, 1996. The range by calendar quarter of high and low reported closing sales prices for the common stock as reported by the Nasdaq SmallCap-SM- Market since the commencement of trading were as follows:

QUARTER ENDED:                              HIGH         LOW
----------------------------------------  ---------   ---------
June 30, 1996...........................   11 1/2       8
September 30, 1996......................   10 1/8       6
December 31, 1996.......................    7 1/4       4 3/8
March 31, 1997..........................    7 7/8       5
June 30, 1997...........................    5 7/8       2 7/8
September 30, 1997......................    6 1/8       4 1/8
December 31, 1997.......................    5 1/2       3 1/4
March 31, 1998..........................    3 11/16     3 7/16
June 30, 1998...........................    2 5/8       2 5/8
September 30, 1998......................    2 1/32      2
December 31, 1998.......................    1 1/2       1 13/32

HOLDERS

    As of March 15, 1999, as reported by the Company's transfer agent, shares of common stock were held by 58 persons. The Company believes that over 400 beneficial owners hold such shares in depository or nominee form.

RECENT SALES OF UNREGISTERED SECURITIES

SECURITIES SOLD

    - In August 1998, the Company issued 150,000 shares of common stock to Banca del Gottardo, a Swiss bank, for $2.00 per share via a private placement. The Company filed a Form S-3 with the United States Securities and Exchange Commission which was declared effective on November 4, 1998, pursuant to its request to the resale of said stock.

    - In October 1998, the Company issued 3,692,308 shares of common stock to Jericho for $1.625 per share via a Stock Purchase Agreement dated October 20, 1998.

    - In February 1999, the Company issued 236,666 shares of common stock to accredited investors, including 166,666 shares to a company owned by certain stockholders of the Company, for prices ranging from $2.00 to $3.00 per share via private placement offerings.

    - In March 1999, the Company issued 250,000 shares of common stock to accredited investors for $3.00 per share via private placement offerings.

    All of the share transactions summarized above were made directly by the Company without use of an underwriter or placement agent and without payment of commissions or other renumeration. Except as otherwise stated, in each case the aggregate sales proceeds, after payment of offering expenses in immaterial amounts, were applied to the working capital of the Company and other general corporate purposes.

    With respect to the exemption from registration of issuance of securities claimed under Rule 506 and/or Section 4(2) of the Securities Act, neither the Company nor any person acting on behalf offered or sold the securities by means of any form of general solicitation or advertising. Prior to making any offer or sale, the Company had reasonable grounds to believe and believed that each prospective investor was capable of evaluating the merits and risks of the investment and was able to bear the economic risk of the investment. Each purchaser represented in writing that such purchaser was an accredited investor and that the securities were being acquired for investment for such purchaser's own account, and agreed that the securities would not be sold without registration under the Securities Act or exemption therefrom. A legend was placed on each certificate evidencing the securities stating the securities have not been registered under the Securities Act and setting forth restrictions on their transferability.

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

ITEM 6. SELECTED FINANCIAL DATA

    The following table presents selected historical financial information for Bigmar, Inc. and subsidiaries for the years ended December 31, 1994 through December 31, 1998, derived from the Company's consolidated financial statements.

                                                                         BIGMAR, INC. (1)
                                                                     YEARS ENDED DECEMBER 31,
                                                -------------------------------------------------------------------
                                                    1998           1997          1996          1995         1994
                                                -------------  ------------  ------------  ------------  ----------
Operating Data:
  Net sales...................................  $   6,377,822     6,483,444     7,931,149     5,600,362     707,627
  Cost of goods sold..........................      4,812,290     5,485,648     5,312,193     4,001,891     611,040
                                                -------------  ------------  ------------  ------------  ----------
  Gross margin................................      1,565,532       997,796     2,618,956     1,598,471      96,587
                                                -------------  ------------  ------------  ------------  ----------
Operating expenses:
  Research and development....................      2,741,809     1,690,053       801,560        23,144
  Selling, general and administrative.........      4,377,842     3,800,627     3,006,546     1,493,055      16,269
  Re-acquisition of U.S. marketing rights.....                    2,050,000
  Settlement and write-off licensing fees.....                                    511,777
                                                -------------  ------------  ------------  ------------  ----------
  Total operating expenses....................      7,119,651     7,540,680     4,319,883     1,516,199      16,269
                                                -------------  ------------  ------------  ------------  ----------
Operating income (loss).......................     (5,554,119)   (6,542,884)   (1,700,927)       82,272      80,318
                                                -------------  ------------  ------------  ------------  ----------
Other income (expense):
  Other, net..................................         15,440       127,200        28,666                     7,927
  Interest income.............................          4,871        69,984       152,705        13,911         966
  Interest expense............................     (1,062,271)     (616,453)     (206,469)     (196,387)
  Issuance of preferred stock warrants for
    loan guarantee............................       (958,000)
  Gain (loss) on foreign currency
    transactions..............................        332,377      (415,871)       86,481
                                                -------------  ------------  ------------  ------------  ----------
  Other income (expense) net..................     (1,667,583)     (835,140)       61,383      (182,476)      8,893
                                                -------------  ------------  ------------  ------------  ----------
Income (loss) before taxes....................     (7,221,702)   (7,378,024)   (1,639,544)     (100,204)     89,211
                                                -------------  ------------  ------------  ------------  ----------
Income taxes (benefit)........................                                                   (3,000)     10,553
                                                -------------  ------------  ------------  ------------  ----------
      Net income (loss).......................  $  (7,221,702)   (7,378,024)   (1,639,544)      (97,204)     78,658
                                                -------------  ------------  ------------  ------------  ----------
                                                -------------  ------------  ------------  ------------  ----------
Basic and Diluted Per Share Data:
  Net income (loss)...........................  $       (1.46)        (1.82)        (0.51)        (0.07)        .20
                                                -------------  ------------  ------------  ------------  ----------
                                                -------------  ------------  ------------  ------------  ----------
  Weighted average number of shares
    outstanding (2)...........................      4,944,895     4,052,945     3,235,137     1,337,292     400,188
                                                -------------  ------------  ------------  ------------  ----------
                                                -------------  ------------  ------------  ------------  ----------
Balance Sheet Data:
  Working capital (deficit)...................  $  (3,065,218)   (2,484,409)      545,102     1,204,461      98,526
  Total assets................................     20,709,182    20,517,090    24,270,169    15,493,126   2,173,621
  Long-term obligations.......................      9,487,445    10,090,467     7,353,490     8,436,971   1,500,767
  Retained earnings (deficit).................    (16,234,332)   (9,012,630)   (1,634,606)        4,938     102,142
  Stockholders' equity........................      5,232,966     5,128,600    10,895,853     3,911,404     192,492

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

(2) Net loss per share is based on the weighted average number of shares outstanding during each period after giving retroactive effect to the reorganization, the capital contribution and the reverse stock split. Securities when anti-dilutive have not been included in the weighted average number of shares outstanding. Securities when anti-dilutive have not been included in the weighted average number of shares outstanding.

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

OVERVIEW

    The Company's first ANDA approvals from the FDA for injectable forms of methotrexate and leucovorin calcium were received in February 1999. The Company is now positioned to begin introducing its Oncology Products into the U.S. market. The approved ANDA's enhance the Company's business model, which focuses on achieving a global marketing presence, as U.S. distribution efforts complement sales activities already realized throughout Europe.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

    Net sales decreased by $0.1 million to approximately $6.4 million for the year ended December 31, 1998 as compared to $6.5 million for the comparable period in 1997. This decrease was primarily the result of lower sales of non-core products, such as raw materials and prostate products, offset by an increase in sales of IV Solutions.

    Sales of Bioren's IV Solutions for 1998 increased approximately $0.5 million or 9.9% over the prior year as compared with a decrease of approximately $.4 million or 6.4% during 1997. Bioren's IV Solutions sales represented 93.7%, 83.9%, and 73.3% of total sales in 1998, 1997, and 1996, respectively. IV Solution sales growth in 1998 related to increased penetration of the Swiss hospital market.

    Sales of Pharmaceutical's Oncology Products for 1998 decreased approximately $0.6 million or 61.4% over the prior year as compared with an decrease of $0.9 million or 50.7% during 1997. Sales of Oncology Products represented 6.3%, 16.1%, and 26.7% of total sales in 1998, 1997, and 1996 respectively. The decline in Oncology Product sales related to the aggressive validation activities implemented in 1998, to prepare the Bigmar Facility for regulatory inspections by the FDA. As a result, commercial batch production time was reduced. The Bigmar Facility was inspected by the FDA in February 1999, and subsequently the Company received approvals from the FDA for five ANDA's. With the approved ANDA's the Company is positioned to begin introducing Oncology Products to the U.S. market in 1999. In 1998, the Company entered into an agreement with Ivax Corporation which gives them exclusive distribution rights within the United States for selected pharmaceutical products.

    Gross Margin as a percentage of sales was 24.5% in 1998, up from 15.4% in 1997, and down from 33.0% in 1996.

    Bioren's gross margin on IV Solutions as a percentage of IV Solution sales was 26.0%, 23.6%, and 31.4% in 1998, 1997, and 1996 respectively. The increase in 1998 IV Solution margins was primarily due to larger quantity discounts on raw materials and increased production efficiencies.

    Pharmaceuticals gross margin on Oncology Products as a percentage of Oncology Products sales was 2.6%, -27.5%, and 37.4% in 1998, 1997, and 1996 respectively. The increase in 1998 Oncology Product margins was the result of discontinued sales of raw materials, which carry lower margins, and the first commercial batches of oncology products being manufactured at the Bigmar Facility.

    Total operating expenses decreased by 5.6%, from $7.5 million in 1997 to $7.1 million in 1998. Research and development expenses increased by $1.1 million or 62.2% as a result of the Company's commitment to maintaining a significant level of research and development investment in support of its line of pharmaceutical products focusing in oncology products. The Company expects research and development expenditures to continue to be significant during the next several years. Selling, general and administrative expenses increased 15.2% from $3.8 million in 1997 to $4.4 million in 1998. The increase is primarily due to an increase of $0.5 million in depreciation expense related to the Bigmar Facility. The decrease in total operating expenses is due to approximately $2.1 million of expenses recognized to reacquire U.S. marketing rights in 1997 versus no such expense being incurred in 1998.

    Operating (loss), as a result of the foregoing, was $5.6 million and $6.5 million in 1998 and 1997 respectively.

    Other expense (net) amounted to a net expense of $1.7 million for 1998 as compared to a net expense of $0.8 million for 1997. Interest expense amounted to $1.1 million for 1998, an increase of $0.4 million over 1997, reflecting two factors--an increase in the Company's debt during 1998, and no capitalized interest in 1998 as compared to $119,000 in 1997. Other expense increased $0.9 million from 1997 to 1998, primarily as a result of approximately $1.0 million of expense recognized to issue preferred stock warrants in consideration to obtain a guarantee to renew and increase a line of credit from $3.5 million to $6.0 million from a commercial institution. The Company recorded foreign currency transaction gains of $0.3 million during 1998 versus losses of $0.4 million in 1997. The majority of this activity is related to 1998 intercompany funds transfers denominated in Swiss Francs.

    Income tax expense was zero for both 1998 and 1997, due to sustained losses and carryovers from prior years.

    Net loss for 1998 was $7.2 million versus the 1997 loss of $7.4 million. The corresponding basic loss per share was $1.46 in 1998 versus $1.82 in 1997.

    Bioren recorded a net loss of $0.3 million for 1998 versus a net profit of $0.2 million in 1997. This decrease reflects additional depreciation expenses for machinery and equipment of $0.3 million and approximately $0.2 million for research and development expenses related to expansion of the IV Solution product lines.

    Pharmaceuticals recorded a net loss of $0.8 million for 1998 versus a net loss of $1.0 million in 1997. The net loss for 1998 represents a decrease in loss of $0.2. The 1998 loss was due primarily to time spent preparing the Bigmar Facility for both commercial production and inspections by regulatory agencies such as the FDA and IKS. In February 1999, the Company received approvals from the FDA for five ANDA's to be marketed in the U.S.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

    Net sales decreased by $1.4 million to approximately $6.5 million for the year ended December 31, 1997, compared to $7.9 million for the comparable period in 1996. Approximately $1.1 million of the decrease relates to year-to-year exchange rate differences.

    Sales of Bioren's IV solutions decreased 6.4% or $0.4 million in 1997 versus 1996, but were offset by foreign currency effects of $0.9 million. The increase in IV Solution sales was due to expanded penetration of the Swiss market.

    Sales of Pharmaceutical's Oncology Products for 1997 declined by $1.1 million. The decline was attributed to lower sales of non-core oncology products and negative foreign currency effects.

    Cost of goods sold increased from the prior year by approximately $0.2 million. Without the effect of year-to-year changes in the foreign exchange rate, cost of goods sold would have increased by $1.1 million. Gross margin decreased by $1.6 million to $1.0 million or 61.9% for the year ended December 31, 1997, compared to $2.6 million or 33.0% for the year ended December 31, 1996.

    Bioren's gross margin on IV Solutions as a percentage of IV Solution sales was 23.6% in 1997 compared to 31.4% in 1996. Bioren's cost of sales decreased $0.1 million, after taking into account exchange impacts of $0.7 million. The primary reason for the decrease in gross margin was the effect of increased costs for raw materials and fierce competition in the Swiss marketplace. Exchange rate impacts on sales essentially offset the exchange rate impact on cost of sales.

    Pharmaceuticals gross margin on Oncology Products as a percentage of Oncology Products sales was (27.5%). Pharmaceuticals' cost of goods sold increased $0.3 million, net of foreign exchange effects of $0.3 million. The primary reason for the Pharmaceuticals increase is the absorption of costs related to validation activities subsequent to May 1997, when the plant obtained provisional approval to manufacture product from the IKS. In 1996, a portion of these costs associated with completion of the production facilities were capitalized.

    Total operating expenses increased by 74.6%, from $4.3 million in 1996 to $7.5 million in 1997. Research and development expenses increased by $0.9 million as a result of the Company's continuing effort to develop its line of oncological products and obtain required regulatory approvals to manufacture and market those products. Selling, general and administrative expenses also increased from 1996 to 1997. The $0.8 million increase primarily reflects an increase in the number of employees and related expenses both in the U.S. and Switzerland. Also, in 1997, approximately $2.1 million of expenses were recognized to reacquire marketing rights previously assigned to Protyde under a collaborative agreement, which was terminated during the year.

    Operating (loss), as a result of the foregoing, increased by $4.8 million, from $1.7 million in 1996 to $6.5 million in 1997.

    Other income (net) amounted to a net expense of $.8 million for 1997 as compared to income of $0.1 million for 1996. Interest expense amounted to $0.6 million for 1997, an increase of $.4 million over 1996, reflecting two factors--an increase in the Company's debt during 1997 and less capitalized interest during 1997. Other income increased $0.1 million from 1996 to 1997, primarily as a result of gains on disposals of property, plant, and equipment, including land sold by Bioren to a related party. Finally, the Company recorded foreign currency transaction losses of $0.4 million during 1997 versus gains in 1996 of $0.1 million. The majority of this activity is related to 1997 inter-company funds transfers denominated in Swiss Francs.

    Income tax expense was zero for both 1997 and 1996, due to losses sustained and loss carryovers from prior years.

    Net loss for 1997 was $7.4 million versus the 1996 loss of $1.6 million. The corresponding loss per share was $1.82 in 1997 versus $0.51 in 1996. If the effects of the Protyde transaction and the Cerbios-Pharma settlement were omitted, the net losses would have been $5.3 million and $1.1 million for 1997 and 1996 respectively and the loss per share would have been $1.31 and $0.35 for 1997 and 1996, respectively.

    Bioren recorded net income of approximately $0.2 million in 1997, the same amount as 1996.

    Pharmaceuticals recorded a net loss of $1.0 million in 1997 versus a net loss of $0.7 million in 1996

LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 1998 and December 31, 1997, the Company had cash and cash equivalents of $0.1 million and $0.6 million, respectively. The Company's working capital at December 31, 1998 was a $3.1 million deficit and at December 31, 1997 was $2.5 million deficit. In addition to the decrease in cash, the biggest impacts on working capital were the increase in inventories of $0.7 million and an increase in related party payables of $0.3 million. Accrued expenses increased $0.2 million. Notes payable decreased by approximately $1.0 million.

    Net cash used in operating activities during 1998 was $4.6 million, down from the previous year's cash provided of $5.9 million. The decrease was largely a result of the $7.2 million net loss incurred during the year. However, this was partially offset by approximately $2.0 million of depreciation and amortization and $0.3 million for foreign exchange gains.

    Capital expenditures for 1998 were $1.5 million, a $0.6 million decrease from the 1997 level. The lower expenditures reflect the fact that the Bigmar Facility was completed at the end of May 1997 and most of the property, plant and equipment related to this facility had already been acquired during 1997.

    In May 1998, the company, in consideration of a guarantee to obtain a $6.0 million line of credit from Citizens Bank in Saginaw, Michigan, delivered warrants to Jericho--a related party, to purchase 1,000,000 shares of convertible preferred stock at a price equal to $2.5625per share and having a term of 10 years. The company borrowed up to approximately $5.7 million on the line of credit before it was fully paid in October 1998. The Company renegotiated the terms of the credit line in December 1998, and reduced the line of credit to $0.5 million, which is subject to renegotiation in June 1999. In August 1998, the Company received proceeds of $0.3 million from the issuance of common stock to Banca del Gottardo. In October 1998, the Company received proceeds of $6,000,000 from the issuance of common stock to Jericho. The proceeds were used to repay debt and for working capital.

    In January and February 1999, the Company received commitments from accredited investors to invest in the Company via private offerings. As of March 19, 1999, those commitments totaled over $1.9 million and the Company has received proceeds of approximately $1.5 million.

    The Company has incurred, and will continue to incur, substantial expenditures for research and development activities related to bringing its products to the commercial market. The Company intends to devote significant additional funds to product development, formulation, clinical testing, product registration, and other activities required for regulatory review of generic oncological products. The amount required to complete such activities depends upon the outcome of regulatory reviews. The regulatory bodies may require more testing than is currently planned by the Company. There can be no assurance that the Company's generic oncological products will be approved for marketing by the FDA or any foreign government agency or that any such products will be successfully introduced or achieve market acceptance.

    The Company anticipates that additional capital funding together with cash from operations will be required to sustain operations through March 2000. However, there can be no assurance that events affecting the Company's operations will not result in the Company depleting its funds before that time. Management is currently discussing additional financing with a number of financial institutions and investors, but there are no assurances that the Company will be able to obtain additional financing or that such financing, if available, will be on acceptable terms.

YEAR 2000 COMPLIANCE

    Many computer systems currently record years in a two-digit format. Such systems, if not modified, will be unable to recognize and properly process information with dates beyond the year 1999. The potential problems arising out of this inability are commonly referred to as the "Year 2000 Issue" and will affect virtually all companies, government agencies and other organizations to some degree.

INTERNAL SYSTEMS

    The efficient operation of the Company's business is dependent in part on its computer software programs and operating systems (collectively, "Programs and Systems"). These Programs and Systems are used in several areas of the Company's business, including research and development, purchasing, inventory management, sales, shipping, and financial reporting, as well as in various administrative functions. The Company has performed an assessment of its computer systems to determine whether or not they were in compliance with Year 2000 requirements. As of December 31, 1998, Bioren and Pharmaceuticals Programs and Systems, including manufacturing and operations, were found to be in compliance with such requirements. The Company's Headquarters Programs and Systems include an accounting package and a document management system. Although these Programs and Systems do not yet comply with Year 2000 requirements, an assessment has been made and it has been determined that, based on present information, the Company believes that these Programs and Systems will be upgraded by June 30, 1999, and the costs to bring them into compliance will be less than $10,000. However, there can be no assurance that the required expenditures will not exceed that amount.

READINESS OF THIRD PARTIES

    The Company is also working with its processing banks, network providers and vendors to ensure their systems are Year 2000 compliant. All of these costs will be borne by the processors, network and software companies and vendors. Currently the Company's processing banks and vendors are in the process of completing their Year 2000 compliance programs. However, there can be no assurance that the systems of other companies on which the Company relies will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's Programs and Systems.

RISKS ASSOCIATED WITH THE YEAR 2000

    The Company is not aware, at this time, of any Year 2000 non-compliance that will not be fixed by the Year 2000. However, some risks that the Company faces include: the failure of internal information systems, defects in its work environment, a slow down in its customers' ability to make payments, and the availability of raw materials for manufacturing.

CONTINGENCY PLANS

    The Company is in the process of developing contingency plans to address a worst case year 2000 scenario. This contingency plan is expected to be completed by May 31, 1999. Furthermore, no assurance can be given that any or all of the Company's systems are or will be Year 2000 compliant, or that the ultimate costs required to address the Year 2000 issue or the impact of any failure to achieve substantial Year 2000 compliance will not have a material adverse effect on the Company's financial condition.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 1998, Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities" was issued. This statement revises the accounting for derivative financial instruments. The Company is currently analyzing the impacts of this statement which is required to be adopted in the year ending December 31, 2000, and does not expect this statement to have a material impact on the Company's financial position nor results of operations.

    In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-up Activities", which revises the accounting for start-up costs and will require the expensing of certain costs which the Company has historically capitalized. The Company does not expect the adoption of this statement in the year ending December 31, 2000 to have a material impact on the Company's financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    In the normal course of business, operations of the Company are exposed to fluctuations in currency values. These fluctuations can vary the costs of financing, investing, and operating activities. The Company does not have any programs in place to control these risks.

    The Company's foreign currency risk exposure results from fluctuating currency exchange rates, primarily the fluctuation of the U.S. dollar against the Swiss franc ("Sfr"). The Company faces transactional currency exposures that arise when its foreign subsidiaries (or the Company itself) enter into transactions, generally on an intercompany basis, denominated in currencies other than their local currency. The Company also faces currency exposure that arises from translating the results of its Swiss operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. The Company does not have any programs in place to control these risks. However, historically the exchange rate between the U.S. dollar and the Swiss franc has not fluctuated significantly.

    The table below provides information about the Company's financial instruments by functional currency and presents such information in U.S. dollar equivalents:

                                                                     EXPECTED MATURITY DATE
                                                -----------------------------------------------------------------
                                                  1999       2000       2001       2002       2003     THEREAFTER
                                                ---------  ---------  ---------  ---------  ---------  ----------
(US$ Equivalent)
except average interest rate
  Liabilities
  Long-Term Debt:
    Fixed Rate (Sfr)..........................    368,012    360,934    360,934    360,934    360,934   3,991,509
    Average interest rate.....................       5.4%       5.5%       5.5%       6.1%       5.6%        6.0%
    Variable Rate (Sfr).......................    920,028         --         --         --         --   2,047,955
    Average interest rate.....................       4.5%         --         --         --         --        5.0%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Consolidated Financial Statements of the Company, together with the reports thereon of KPMG LLP ("KPMG"), dated March 5, 1999, are set forth on pages F-1 through F-24 hereof (see Item 14 of this Annual Report for the Index).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    During 1997, the Company's Board of Directors approved the selection of KPMG, a major international accounting firm, to report on the three-year period ended December 31, 1997. KPMG's size, international experience, and familiarity with the pharmaceutical industry were all important factors in this decision. There were no disagreements with KPMG regarding accounting and financial disclosure matters.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item is included in the Company's Proxy Statement (the "Proxy Statement") relating to the Company's 1999 Annual Meeting of Stockholders to be held in May 1999, and is incorporated herein by reference. The Company anticipates filing the Proxy Statement with the Securities and Exchange Commission in April 1999.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item is included in the Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL, OWNERS AND MANAGEMENT

    The information required by this Item is included in the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is included in the Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

(1) Financial Statements

    - Independent Auditors' Report

    - Consolidated Balance Sheets

       - December 31, 1998

       - December 31, 1997

    - Consolidated Statements of Operations

       - Year ended December 31, 1998

       - Year ended December 31, 1997

       - Year ended December 31, 1996

    - Consolidated Statements of Stockholders' Equity

       - For the years ended December 31, 1998

       - For the years ended December 31, 1997

       - For the years ended December 31, 1996

    - Consolidated Statements of Cash Flows

       - Year ended December 31, 1998

       - Year ended December 31, 1997

       - Year ended December 31, 1996

    - Consolidated Statements of Comprehensive Income (Loss)

       - Year ended December 31, 1998

       - Year ended December 31, 1997

       - Year ended December 31, 1996

    - Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

    See Exhibit 99(a)--Schedule II--Valuation and Qualifying Accounts.

    All other schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in financial statements or the notes thereto.

(3) Exhibits:

 EXHIBIT
 NUMBER                                   DESCRIPTION OF EXHIBIT                                  FILING STATUS
---------  ------------------------------------------------------------------------------------  ----------------
   3.1     Restated and Amended Certificate of Incorporation                                            a

   3.1(a)  Certificate of Correction to Restated and Amended Certificate of Incorporation of            a
           the Registrant

   3.2     Restated By-Laws of the Registrant                                                           a

   3.2(a)  Amendment to Restated By-Laws of the Registrant                                              a

   4.1     Specimen Stock Certificate                                                                   a

   4.2     Form of Representatives Warrant                                                              a

  10.1     Intentionally Omitted                                                                        a

  10.2     Partnership Agreement, dated as of October 1995, between Bigmar Therapeutics, Inc.           a
           and Protyde Oncology Therapeutics, Inc.

  10.3     Sales and Marketing Agreement, dated as of October 1995, between Protyde-Bigmar              a
           Therapeutics and Protyde Corporation

  10.4     Manufacturing Agreement, dated as of October 1995, between Protyde-Bigmar                    a
           Therapeutics and the Registrant

  10.5     Sublease Agreement, dated as of March 1, 1996, between the Registrant and Cernitin           a
           America, Inc.

  10.6     Form of Indemnification Agreement                                                            a

  10.7     Employment Agreement, dated as of April 15, 1996, between the Registrant and John G.         a
           Tramontana

  10.8     Form of Medical Advisory Agreement                                                           a

  10.9     Form of Scientific Advisory Agreement                                                        a

  10.10    Exclusive Distribution and Supply Agreement, dated November 5, 1995, between Bigmar          a
           Pharmaceuticals SA and AB Cernelle

  10.11    Technical Services Agreement, dated November 5, 1995, between Bigmar Pharmaceuticals         a
           SA and AB Cernelle

  10.12    License and Supply Agreement, dated November 14, 1995, between Bigmar                        a
           Pharmaceuticals SA and Bioferment division of Cerbios-Pharma SA

  10.13    Exclusive Distribution and Supply Agreement, dated as of December 14, 1995, between          a
           Bigmar Pharmaceuticals SA and Bioferment division of Cerbios-Pharma SA

  10.14    Exclusive Distribution Agreement, dated November 14, 1995, between Bioren SA and             a
           SAPEC division of Cerbios-Pharma SA

  10.15    Stock for Stock Exchange Agreement, dated April 9, 1996, between the Registrant and          a
           its stockholders

  10.16    Contribution Agreement, dated April 8, 1996, between the Registrant and its                  a
           stockholders

  10.17    Exclusive Distribution Agreement, dated December 22, 1995, between Bigmar                    a
           Pharmaceuticals SA and Boehringer Mannheim Italia S.p.A.

 EXHIBIT
 NUMBER                                   DESCRIPTION OF EXHIBIT                                  FILING STATUS
---------  ------------------------------------------------------------------------------------  ----------------
  10.18    International Activities Agreements, dated March 3, 1994, between Bigmar                     a
           Pharmaceuticals SA and Medac GmbH

  10.19    Distribution Agreement, dated October 10, 1994 between Bigmar Pharmaceuticals SA and         a
           Pharma Stroschein GmbH

  10.20    Distribution Agreement, dated July 31, 1995, between Bigmar Pharmaceuticals SA and           a
           Laboratorios Vita S.A.

  10.21    Supply and Collaboration Agreement, dated March 8, 1995, between Bioren SA and PLM           a
           Langeskov A/S

  10.22    Agreement, dated December 21, 1995, between Laevosan international AG and Bigmar             a
           Pharmaceuticals SA

  10.23    Loan documentation between Bioren SA and Union Bank of Switzerland                           a

  10.24    Loan documentation between Bigmar Pharmaceuticals SA and Union Bank of Switzerland           a

  10.25    Registrant's 1996 Stock Option Plan                                                          a

  10.26    Form of Non-qualified Stock Option Agreement under the 1996 Stock Option Plan                a

  10.27    Form of Incentive Stock Option Agreement under the 1996 Stock Option Plan                    a

  10.28    Form of Registrant's Director Option Plan                                                    a

  10.29    Acquisition Agreement, dated June 22, 1995, between Galenica Holding AG and the              a
           Registrant

  10.30    Extension of Licensing Agreement, dated October 27, 1995, between Dr. F. Messi Cell          a
           Culture Technologies and Bigmar Pharmaceuticals SA

  10.31    Agreements between Bigmar Pharmaceuticals SA and Unione Farmaceutica SA                      a

  10.40    Lease Agreement, dated as of December 31, 1996, between the Registrant and JTech             c
           Laboratories, Inc.

  10.41    Cancellation Agreement, dated as of March 27, 1997                                           c

  10.42    Release dated March 27, 1997 issued by Cerbios-Pharma in favor of the Registrant             c

  10.43    Cancellation Agreement, dated as of March 27, 1997, between the registrant and               c
           Cerbios-Pharma

  10.44    Cancellation Agreement, dated as of March 27, 1997, between the Registrant and               c
           Cerbios-Pharma

  10.45    Libor Mortgage Loan Agreement, dated February 26, 1997, between the Union Bank of            c
           Switzerland, and the Registrant

  10.46    Credit Contract and Libor Loan Contract, dated December 13, 1996, between Union Bank         c
           of Switzerland and the Registrant

  10.47*   Employment Agreement, dated as of July 1, 1996, between the Registrant and Albert Z.         c
           Hodge

  10.48*   Employment Agreement, dated as of April 15, 1996, between the Registrant and Peter           c
           P. Stoelzle

 EXHIBIT
 NUMBER                                   DESCRIPTION OF EXHIBIT                                  FILING STATUS
---------  ------------------------------------------------------------------------------------  ----------------
  10.49    Letter of Line of Credit, dated May 15, 1997, between Citizens Bank and the                  e
           Registrant

  10.50    Assignment and Assumption of Partnership Interest and Termination of Contracts dated         e
           July 24, 1997

  10.51    Transaction of Change in Control of Registrant dated May 2, 1997                             b

  10.52    Sales of Equity Securities Pursuant to Regulation S, dated as of August 28, 1997,            f
           between the Registrant and Banca del Gottardo

  10.53*   Employment Agreement, dated as of November 3, 1997, between the Registrant and               i
           William R. Ash, III

  10.54    Registrant's 1997 Stock Option Plan                                                          i

  10.55*   Form of Non-qualified Stock Option Agreement under the 1997 Stock Option Plan                i

  10.56*   Form of Incentive Stock Option Agreement under the 1997 Stock Option Plan                    i

  10.57    Issuance of Warrants to Purchase Convertible Preferred Stock to obtain a $6.0                j
           Million Credit Line Guarantee

  10.58    Certificate of Amendment of Amended and Restated Certificate of Incorporation of
           Bigmar, Inc. Filed herewith

  10.59    Possible NASDAQ Delisting                                                                    k

  16.01    Letter re: Change in Registrants Certifying Accountant, dated as of August 28, 1997          g

  16.02    Letter re: Change in Registrants Certifying Accountant as Amended, dated as of               h
           September 30, 1997

  21.10    Subsidiaries of the Registrant                                                               a

  22.01    Matters submitted to a vote of security holders of the Registrant                            d

  23.01    Consent of KPMG LLP                                                                    Filed herewith

  27.00    Financial Data Schedule                                                                Filed herewith

  99(a)    Schedule II--Valuation and Qualifying Accounts                                         Filed herewith

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

(f) Incorporated by reference to the Company's Form 8-K dated August 29, 1997, file number 001-14416.

(g) Incorporated by reference to the Company's Form 8-K dated August 22, 1997, file number 001-14416.

(h) Incorporated by reference to the Company's Form 8-K/A Amendment No. 1, dated September 29, 1997, file number 001-14416.

(i) Previously filed with reports on Form 10-K 1997, file number 001-14416.

(j) Incorporated by reference to the Company's Form 8-K dated May 28, 1998, file number 001-14416.

(k) Incorporated by reference to the Company's Form 8-K dated December 10, 1998, file number 001-14416.

(b) REPORTS ON FORM 8-K.

    a.  10.59 Possible NASDAQ delisting.

(c) EXHIBITS

    The exhibits to this report begin on page 26.

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

Date: March 30, 1999            BIGMAR, INC.

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

          SIGNATURE                      CAPACITY                  DATE
------------------------------  --------------------------  -------------------

                                Chairman of the Board of
    /s/ JOHN G. TRAMONTANA        Directors and Chief
------------------------------    Executive Officer           March 30, 1999
      John G. Tramontana          (Principle Executive
                                  Officer)

     /s/ PHILIPPE ROHRER        Treasurer, Secretary, and
------------------------------    Director (Principal         March 30, 1999
       Philippe Rohrer            Financial Officer)

        /s/ DINO MENON
------------------------------  Director                      March 30, 1999
          Dino Menon

     /s/ MASSIMO PEDRANI
------------------------------  Director                      March 30, 1999
       Massimo Pedrani

      /s/ BERNARD KRAMER
------------------------------  Director                      March 30, 1999
        Bernard Kramer

      /s/ JOHN R. MORRIS
------------------------------  Director                      March 30, 1999
        John R. Morris

                         BIGMAR, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report..........................................................        F-2

Consolidated Balance Sheets...........................................................        F-3
  December 31, 1998
  December 31, 1997

Consolidated Statements of Operations.................................................        F-4
  Year ended December 31, 1998
  Year ended December 31, 1997
  Year ended December 31, 1996

Consolidated Statements of Stockholders' Equity.......................................        F-5
  Year ended December 31, 1998
  Year ended December 31, 1997
  Year ended December 31, 1996

Consolidated Statements of Cash Flows.................................................        F-6
  Year ended December 31, 1998
  Year ended December 31, 1997
  Year ended December 31, 1996

Consolidated Statements of Comprehensive Income (Loss)................................        F-7
  Year ended December 31, 1998
  Year ended December 31, 1997
  Year ended December 31, 1996

Notes to Consolidated Financial Statements............................................        F-8

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bigmar, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(c) to the consolidated financial statements, the Company has suffered recurring losses from operations, and anticipates it will require additional financing in order to fund its operations during 1999. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 1(c). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          KPMG LLP

Columbus, Ohio
March 5, 1999

                         BIGMAR, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997

                                                                                           1998           1997
                                                                                       -------------  ------------
                                                      ASSETS

Current assets:
  Cash and cash equivalents..........................................................  $     140,445       643,232
  Accounts receivable................................................................        927,200       847,899
  Inventories (Note 2)...............................................................      1,611,588       890,249
  Prepaid expenses and other current assets..........................................        244,320       432,234
                                                                                       -------------  ------------
    Total current assets.............................................................      2,923,553     2,813,614
Property, plant and equipment, net (Note 3)..........................................     17,350,004    17,164,158
Intangible and other assets, net.....................................................        435,625       539,318
                                                                                       -------------  ------------
    Total............................................................................  $  20,709,182    20,517,090
                                                                                       -------------  ------------
                                                                                       -------------  ------------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable...................................................................      1,761,903     1,766,992
  Notes payable (Note 4).............................................................      1,769,285     2,318,644
  Current portion of long-term debt (Note 5).........................................      1,288,040       581,674
  Due to related parties (Note 13)...................................................        321,149            --
  Accrued expenses and other current liabilities.....................................        848,394       630,713
                                                                                       -------------  ------------
    Total current liabilities........................................................      5,988,771     5,298,023
Long-term debt, excluding current portion (Note 5)...................................      9,487,445    10,090,467
                                                                                       -------------  ------------
    Total liabilities................................................................     15,476,216    15,388,490
                                                                                       -------------  ------------
Stockholders' equity (Notes 8, 10 and 11):
  Preferred stock ($.001 par value; 5,000,000 shares authorized; none issued)........             --            --
  Common stock ($.001 par value; 20,000,000 shares authorized; 8,027,308 and
    4,185,000 shares issued and outstanding at December 31, 1998 and 1997,
    respectively)....................................................................          8,027         4,185
  Additional paid-in capital.........................................................     22,317,324    15,063,166
  Retained earnings (deficit)........................................................    (16,234,332)   (9,012,630)
  Cumulative translation adjustment..................................................       (858,053)     (926,121)
                                                                                       -------------  ------------
    Total stockholders' equity.......................................................      5,232,966     5,128,600
                                                                                       -------------  ------------
Commitments (Note 14)
    Total............................................................................  $  20,709,182    20,517,090
                                                                                       -------------  ------------
                                                                                       -------------  ------------

          See accompanying notes to consolidated financial statements.

                         BIGMAR, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                           1998           1997           1996
                                                                       -------------  -------------  -------------
Net sales (Note 12)..................................................  $   6,377,822      6,483,444      7,931,149
Cost of goods sold...................................................      4,812,290      5,485,648      5,312,193
                                                                       -------------  -------------  -------------
  Gross margin.......................................................      1,565,532        997,796      2,618,956
                                                                       -------------  -------------  -------------
Operating expenses:
  Research and development...........................................      2,741,809      1,690,053        801,560
  Selling, general and administrative................................      4,377,842      3,800,627      3,006,546
  Re-acquisition of U.S. marketing rights (Note 9)...................             --      2,050,000             --
  Settlement and write-off licensing fees (Note 13)..................             --             --        511,777
                                                                       -------------  -------------  -------------
      Total operating expenses.......................................      7,119,651      7,540,680      4,319,883
                                                                       -------------  -------------  -------------
Operating loss.......................................................     (5,554,119)    (6,542,884)    (1,700,927)
                                                                       -------------  -------------  -------------
Other income (expense):
    Other, net.......................................................         15,440        127,200         28,666
    Interest income..................................................          4,871         69,984        152,705
    Interest expense.................................................     (1,062,271)      (616,453)      (206,469)
    Issuance of preferred stock warrants for loan guarantee..........       (958,000)            --             --
    Gain (loss) on foreign currency transactions.....................        332,377       (415,871)        86,481
                                                                       -------------  -------------  -------------
      Other income (expense), net....................................     (1,667,583)      (835,140)        61,383
                                                                       -------------  -------------  -------------
Net loss.............................................................  $  (7,221,702)    (7,378,024)    (1,639,544)
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
Basic and diluted loss per share.....................................  $       (1.46)         (1.82)         (0.51)
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
Weighted-average shares outstanding..................................      4,944,895      4,052,945      3,235,137
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------

          See accompanying notes to consolidated financial statements.

                         BIGMAR, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                            COMMON STOCK
                                        ---------------------   ADDITIONAL     RETAINED     CUMULATIVE
                                          NUMBER                 PAID-IN       EARNINGS     TRANSLATION
                                        OF SHARES    AMOUNT      CAPITAL       (DEFICIT)    ADJUSTMENT      TOTAL
                                        ----------  ---------  ------------  -------------  -----------  ------------
Balance at December 31, 1995..........   2,375,000  $   2,375     3,900,875          4,938       3,216      3,911,404
  Issuance of common stock in initial
    public offering...................   1,610,000      1,610     9,432,491                                 9,434,101
  Net loss for the year ended December
    31, 1996..........................                                          (1,639,544)                (1,639,544)
  Translation adjustment..............                                                        (810,108)      (810,108)
                                        ----------  ---------  ------------  -------------  -----------  ------------
Balance at December 31, 1996..........   3,985,000      3,985    13,333,366     (1,634,606)   (806,892)    10,895,853
  Issuance of common stock to Banca
    del Gottardo......................     200,000        200       929,800                                   930,000
  Issuance of common stock warrants to
    Protyde (Notes 9 and 10)..........                              800,000                                   800,000
  Net loss for the year ended December
    31, 1997..........................                                          (7,378,024)                (7,378,024)
  Translation adjustment..............                                                        (119,229)      (119,229)
                                        ----------  ---------  ------------  -------------  -----------  ------------
Balance at December 31, 1997..........   4,185,000      4,185    15,063,166     (9,012,630)   (926,121)     5,128,600
  Issuance of common stock warrants to
    Jericho II, LLC (Note 10).........                              958,000                                   958,000
  Issuance of common stock to Banca
    del Gottardo......................     150,000        150       299,850                                   300,000
  Issuance of common stock to Jericho
    II, LLC...........................   3,692,308      3,692     5,996,308                                 6,000,000
  Net loss for the year ended December
    31, 1998..........................                                          (7,221,702)                (7,221,702)
  Translation adjustment..............                                                          68,068         68,068
                                        ----------  ---------  ------------  -------------  -----------  ------------
Balance at December 31, 1998..........   8,027,308  $   8,027    22,317,324    (16,234,332)   (858,053)     5,232,966
                                        ----------  ---------  ------------  -------------  -----------  ------------
                                        ----------  ---------  ------------  -------------  -----------  ------------

          See accompanying notes to consolidated financial statements.

                         BIGMAR, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                             1998          1997          1996
                                                                         -------------  -----------  ------------
Cash flows from operating activities:
  Net loss.............................................................  $  (7,221,702)  (7,378,024)   (1,639,544)
  Adjustments to reconcile net loss to net cash provided by (used in)
    operating activities:
      Depreciation and amortization....................................      2,014,410    1,031,688       273,797
      Issuance of warrants.............................................        958,000      800,000            --
      Unrealized foreign exchange (gains) losses.......................       (333,068)     416,670            --
      (Gain) on sale of property and equipment.........................             --      (26,235)           --
      Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable.....................        (48,780)    (140,084)      539,308
        (Increase) in inventories......................................       (669,309)     (19,107)      (47,098)
        (Increase) decrease in prepaid expenses and other current
          assets.......................................................        192,252        3,642      (241,607)
        Increase (decrease) in due to related parties..................        319,567     (906,603)      960,102
        Decrease in other assets.......................................                                    24,944
        Increase (decrease) in accounts payable........................        (61,382)     164,064       335,405
        Increase in accrued expenses and other current liabilities.....        200,808      100,797       211,318
                                                                         -------------  -----------  ------------
            Net cash provided by (used in) operating activities........     (4,649,204)  (5,953,192)      416,625
                                                                         -------------  -----------  ------------
Cash flows from investing activities:
  Purchase of property, plant and equipment............................     (1,537,205)  (2,175,511)   (7,983,449)
  Proceeds from sale of property and equipment.........................             --       78,113            --
  Purchase of investments..............................................             --           --       (34,773)
                                                                         -------------  -----------  ------------
            Net cash used in investing activities......................     (1,537,205)  (2,097,398)   (8,018,222)
                                                                         -------------  -----------  ------------
Cash flows from financing activities:
  Proceeds from short-term borrowings..................................      5,707,088     3,065986     1,764,905
  Proceeds from short-term borrowing from related party................             --      200,000            --
  Repayment of short-term borrowing from related party.................             --     (200,000)           --
  Repayment of short and long-term debt................................     (5,649,272)  (2,648,933)   (1,867,323)
  Repayment of related party loan......................................             --           --    (1,738,671)
  Long-term borrowings.................................................       (785,849)   4,000,000     2,219,307
  Debt and equity issuance costs.......................................             --     (330,000)           --
  Advances (repayments) of reimbursable expenses.......................             --     (750,000)      750,000
  Proceeds from issuance of common stock...............................      6,300,000      930,000     9,470,160
                                                                         -------------  -----------  ------------
            Net cash provided by financing activities..................      5,571,967    4,267,053    10,598,378
                                                                         -------------  -----------  ------------
Effect of exchange rate changes on cash................................        111,655       63,831       (59,446)
                                                                         -------------  -----------  ------------
Net increase (decrease) in cash and cash equivalents...................       (502,787)  (3,719,706)    2,937,335
Cash and cash equivalents--at beginning of year........................        643,232    4,362,938     1,425,603
                                                                         -------------  -----------  ------------
Cash and cash equivalents--at end of year..............................  $     140,445      643,232     4,362,938
                                                                         -------------  -----------  ------------
                                                                         -------------  -----------  ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest (including amounts capitalized)...........................  $     964,216      583,855       698,125
                                                                         -------------  -----------  ------------
                                                                         -------------  -----------  ------------

          See accompanying notes to consolidated financial statements.

                         BIGMAR, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                             1998          1997         1996
                                                                         -------------  -----------  -----------
Net loss...............................................................  $  (7,221,702)  (7,378,024)  (1,639,544)
Other comprehensive income, net of tax:
  Foreign currency translation adjustments, net of income taxes of $0
    in 1998, 1997, and 1996............................................         68,068     (119,229)    (810,108)
                                                                         -------------  -----------  -----------
Comprehensive loss (Note 1)............................................  $  (7,153,634)  (7,497,253)  (2,449,652)
                                                                         -------------  -----------  -----------
                                                                         -------------  -----------  -----------

          See accompanying notes to consolidated financial statements.

                         BIGMAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

(a) BUSINESS AND RECENT TRANSACTIONS

    Bigmar, Inc. (the "Company"), a Delaware corporation, was formed in September 1995 by Chemholding SA, Chemholding's principal stockholders and John
G. Tramontana for the purpose of manufacturing and distributing various oncological and biotechnical products. Certain stockholders of the Company owned 100% of Bigmar Pharmaceuticals SA ("Pharmaceuticals") and 50% of Bioren SA ("Bioren"), two Swiss corporations. The other 50% is owned by Pharmaceuticals. In April 1996, the Company acquired 100% of Pharmaceuticals and 50% of Bioren in a stock for stock exchange. Since there was a high degree of common ownership, the acquisition was accounted for as a reorganization of companies under common control. Accordingly, the financial statements of the Company have been restated to include the results of operations of Pharmaceuticals for all periods presented and the results of Bioren from July 1, 1995, the date that Pharmaceuticals and certain stockholders acquired their interests.

    Pharmaceuticals is currently engaged in the development, manufacture, and distribution of injectible oncological ("Oncology Products") products in various countries in Europe. In February 1999, Pharmaceuticals received approval from the United States Food and Drug Administration ("FDA") to market certain injectible forms of Methotrexate and Leucovorin Calcium. Both are generic
products used for the treatment of various forms of cancer.   Bioren is
primarily a manufacturer and distributor of intravenous infusion solutions ("IV Solutions") in Switzerland. The Company's headquarters, located in Johnstown, Ohio, include a research and development laboratory used for the testing of Oncology Products to be marketed in the United States.

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

    In May 1998, the Company, in consideration of a guarantee to obtain a $6.0 million line of credit from a commercial institution, delivered warrants to Jericho II, L.L.C. ("Jericho") to purchase 1,000,000 shares of convertible preferred stock (the "Preferred Stock") at a price equal to $2.5625 per share and having a term of 10 years (the "Warrants"). The Preferred Stock is convertible to Common Stock on a one-to-one basis, with such conversion rate to adjust to reflect dilutive issuances of equity securities by the Company and also to adjust for stock splits, dividends, combinations and similar events. The Preferred Stock votes together with the common stock and outstanding shares of Preferred Stock carry a vote equal to five times the number of shares of common stock into which the Preferred Stock is then convertible. The Preferred Stock has a liquidation preference equal to the purchase price per share. The Warrants include a net exercise clause and the shares issuable on exercise shall be entitled to piggyback registration rights, subject to standard underwriter's cutback. The line of credit is in the form of a demand note payable. Accordingly, the fair value of the warrants of $958,000, determined using the Black-Scholes model, has been recognized as expense when the guarantee was issued.

                         BIGMAR, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED)
    In August 1998, the Company, issued 150,000 shares of common stock to Banca del Gottardo, a Swiss bank, for $2.00 per share via a private placement. The Company filed a Form S-3 with the United States Securities and Exchange Commission ("SEC") which was declared effective on November 4, 1998, pursuant to its request to the resale of said stock. The proceeds were used for working capital and other general corporate purposes.

    In October 1998, the Company issued 3,692,308 shares of common stock to Jericho for $1.625 per share via a Stock Purchase Agreement dated October 20, 1998. Proceeds from the sale of shares totaled $6,000,000, and were used to repay debt and for working capital.

    In February 1999, the Company issued 236,666 shares of common stock to accredited investors, including 166,666 shares to GRQ, L.L.C. for prices ranging from $2.00 to $3.00 per share via private placement offerings. Proceeds from the sale of shares totaled $700,000.

    In March 1999, the Company issued 250,000 shares of common stock to accredited investors for $3.00 per share via private placements offerings. Proceeds from the sale of shares totaled $750,000.

(b) CONSOLIDATION

    The consolidated financial statements include the financial statements of Bigmar, Inc., its wholly owned Swiss subsidiaries, Pharmaceuticals and Bioren, and Bigmar Therapeutics, Inc. ("Therapeutics"), a Delaware corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

(c) BASIS OF PRESENTATION

    The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles ("US GAAP"). Certain amounts in the accompanying financial statements have been restated to conform to the December 31, 1998 presentation.

    The accompanying financial statements also have been prepared assuming that the Company will continue as a going concern. The construction of the Company's pharmaceutical manufacturing plant in Barbengo, Switzerland and the process for obtaining regulatory approvals has consumed a substantial amount of the Company's resources. The manufacturing plant recently received regulatory approval, from the FDA and the Intercantonal Office for the Control of Medications ("IKS") in Switzerland, to manufacture and sell certain injectible pharmaceutical products in the U.S. and Switzerland. As a result, the Company anticipates that these operations will begin to generate cash to help fund its expansion and further planned research and development activities. During 1999, the Company has received $1,450,000 in proceeds from the sale of shares of common stock. In addition, the Company anticipates raising additional funds during 1999 through other private stock offerings and through additional bank borrowings. However, there can be no assurance that the Company will be successful in these efforts.

(d) USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the

                         BIGMAR, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED) reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(e) FOREIGN CURRENCY

    Assets and liabilities of foreign operations are translated at the exchange rates in effect at the balance sheet date and revenues and expenses are translated at the weighted-average exchange rates for the period. Net gains and losses arising from translation are accumulated in a separate component of stockholders' equity. Gains and losses resulting from foreign currency transactions are included in income or expense. The Company recognized foreign currency gains (losses) of $332,377, ($415,871), and $86,481 on intercompany transactions in 1998, 1997, and 1996, respectively.

(f) CASH EQUIVALENTS

    All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Cash equivalents of $140 and $37,000 at December 31, 1998 and 1997, respectively, consist of various interest-bearing securities.

(g) INVENTORY

    Inventory is stated at the lower of cost or market using the first-in, first-out (FIFO) method.

(h) PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are stated at cost. Upon retirement or other disposition of property, plant and equipment, the cost and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss is reflected in earnings. Maintenance and repairs are expensed as incurred. Depreciation and amortization are calculated on a straight-line basis utilizing the assets' estimated useful lives.

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

    The Company assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. No such losses have been recorded through December 31, 1998.

                         BIGMAR, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED)
(j) IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

    The Company records impairment losses on long-lived assets used in operations, including intangible assets, when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No such losses have been recorded through December 31, 1998.

(k) FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying value of cash and cash equivalents, accounts receivable and accounts payable, accrued expenses and other current liabilities, and due to related parties, approximates the fair value because of the short maturity of those instruments. For long-term debt, the carrying value approximates the fair value because no major changes have occurred in the applicable interest rates.

(l) COMPREHENSIVE INCOME

    On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME ("SFAS 130"). SFAS 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and foreign currency translation adjustments and is presented in the consolidated statements of comprehensive income. SFAS 130 requires only additional disclosures in the consolidated financial statements, it does not effect the Company's financial position or results of operations. Prior year financial statements have been reclassified to conform to SFAS 130 requirements.

(m) INCOME TAXES

    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(n) STOCK-BASED COMPENSATION

    The Company continues to follow the intrinsic value method set forth in Accounting Principles Bulletin Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB No. 25"), and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied.

(o) PER SHARE DATA

    Net loss per share is based on the weighted average number of shares outstanding during each period after giving retroactive effect to the reorganization, the capital contribution and the reverse stock split, all described in Note 1(a). Common stock equivalents are anti-dilutive and have not been included in the weighted average number of shares outstanding.

                         BIGMAR, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED)
(p) DERIVATIVE FINANCIAL INSTRUMENTS

    The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate risks. An interest rate cap agreement is used to reduce the potential impact of increases in interest rates on floating-rate long-term debt. The premium paid for the purchased interest rate cap agreement is amortized to interest expense over the terms of the cap. The unamortized premium is included in other assets in the consolidated balance sheet. Any amounts receivable under the cap agreement are recorded as a reduction of interest expense. As of December 31, 1998, the Company has no derivative financial instruments.

(2) INVENTORIES

    The Company's inventory is primarily related to IV Solutions and Oncology Products. Components of inventory are as follows:

                                                                            DECEMBER 31,
                                                                       -----------------------
                                                                           1998        1997
                                                                       ------------  ---------
Raw materials........................................................  $    710,517    572,276
Finished goods.......................................................       901,071    317,973
                                                                       ------------  ---------
  Total..............................................................  $  1,611,588    890,249
                                                                       ------------  ---------
                                                                       ------------  ---------

(3) PROPERTY, PLANT AND EQUIPMENT, NET

    The components of property, plant and equipment, net are as follows:

                                                          DECEMBER 31,
                                                   ---------------------------  ESTIMATED LIFE
                                                       1998           1997         IN YEARS
                                                   -------------  ------------  ---------------
Land.............................................  $   1,352,838     1,058,687            --
Building and building improvements...............     12,733,957    11,616,058         10-40
Machinery........................................      4,686,009     4,365,736          3-10
Equipment........................................      1,828,935     1,391,193          3-10
                                                   -------------  ------------
                                                      20,601,739    18,431,674
Less accumulated depreciation....................      3,251,735     1,267,516
                                                   -------------  ------------
Total............................................  $  17,350,004    17,164,158
                                                   -------------  ------------
                                                   -------------  ------------

    For the year ended December 31, 1997 interest of $119,000 was capitalized. Such interest was incurred in connection with bank and related party borrowings, which were utilized to finance the construction of the Pharmaceuticals facility.

                         BIGMAR, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

(4) NOTES PAYABLE

    Notes payable consists of the following:

                                                                           DECEMBER 31,
                                                                     ------------------------
                                                                         1998         1997
                                                                     ------------  ----------
U.S. Bank line of credit...........................................  $         --     950,000
Short-term bank loan...............................................     1,415,428   1,368,644
                                                                     ------------  ----------
  Total............................................................  $  1,769,285   2,318,644
                                                                     ------------  ----------
                                                                     ------------  ----------

    Under the Swiss Bank line of credit, Bioren may borrow up to Sfr 500,000 ($353,857 at December 31, 1998) with quarterly interest payments due based on 5% fixed interest plus 1/4% commission paid quarterly on outstanding balances resulting in an annualized rate of 6%.

    Under the U.S. Bank line of credit, the Company may borrow up to $500,000, with monthly interest payments due based upon the prime rate (7.5% at December 31, 1998). The credit line, which is subject to re-negotiation on June 30, 1999, is secured by a guaranty of Jericho.

    The short-term bank loan, issued to Pharmaceuticals, is a Sfr 2,000,000 ($1,415,428 at December 31, 1998) unsecured line of credit requiring quarterly interest payments, calculated as follows: $707,714 principal with interest rate fixed at 6.75%, and $707,714 principal with interest rate variable (6.25% at December 31, 1998 and 5.75% at December 31, 1997). The note has no specific principal repayment terms.

    Substantially all of the Company's assets are pledged as collateral under its various debt agreements.

                         BIGMAR, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

(5) LONG-TERM DEBT

    The Company's long-term debt consists of the following:

                                                                                             DECEMBER 31,
                                                                                     ----------------------------
                                                                                         1998           1997
                                                                                     -------------  -------------
Bank loan collateralized by mortgage on the Bioren building; interest at 5% per annum through May 1999, adjustable thereafter; subject to certain restrictive
  covenants and subject to renegotiation by the bank after May 1999................  $   2,047,955      2,052,967

Installment loan from seller of Bioren collateralized by a second mortgage on the
  Bioren building, interest rate based on market rate on industrial mortgages; rate
  at December 31, 1998 and 1997 was 4.5% payable in full during 1999...............        920,028        958,051

Bank loan partially secured by the Pharmaceuticals building and equipment, subject to certain restrictive covenants; principal and interest payable December 31,
  2001, interest rate of 3.19%.....................................................      1,415,428      1,368,644

Bank loan collateralized by mortgage on the Pharmaceuticals building and equipment, subject to certain restrictive covenants; principal payable in installments of
  $353,857 paid annually until full repayment; interest payable at an adjustable rate not to exceed 5% through March 3, 2002; and partially guaranteed by the CEO
  of the Company...................................................................      2,123,142      2,292,479

Bank loan collateralized by mortgage on the Pharmaceuticals warehouse building, payable in installments of $7,077 per year, for thirty eight years, beginning
  December 31, 1998 at an interest rate of 6.75% per year..........................        268,932             --

Convertible notes issued by the Company, due August 29, 2002, 8% interest payable semi-annually on February 27 and on August 29 of each year, subject to certain
  restrictive covenants............................................................      4,000,000      4,000,000
                                                                                     -------------  -------------
    Total long-term debt...........................................................     10,775,485     10,672,141
    Less current portion...........................................................      1,288,040        581,674
                                                                                     -------------  -------------
    Long-term, excluding current portion...........................................  $   9,487,445  $  10,090,467
                                                                                     -------------  -------------
                                                                                     -------------  -------------

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

                         BIGMAR, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

(5) LONG-TERM DEBT (CONTINUED)
    Future maturities of long-term debt are as follows:

                                                                                   TOTAL
                                                                                 LONG-TERM
YEAR ENDED DECEMBER 31:                PHARMACEUTICALS    BIOREN     COMPANY        DEBT
-------------------------------------  ---------------  ----------  ----------  ------------
1999.................................   $     368,012      920,028          --     1,288,040
2000.................................         360,934           --          --       360,934
2001.................................         360,934           --          --       360,934
2002.................................         360,934           --   4,000,000     4,360,934
2003.................................         360,934           --          --       360,934
Thereafter...........................       1,995,754    2,047,955          --     4,043,709
                                       ---------------  ----------  ----------  ------------
                                        $   3,807,502    2,967,983   4,000,000    10,775,485
                                       ---------------  ----------  ----------  ------------
                                       ---------------  ----------  ----------  ------------

    Substantially all of the Company's assets are pledged as collateral under its various debt agreements.

(6) RESEARCH AND DEVELOPMENT

    The Company records research and development ("R&D") expense when incurred. R&D expense was $2,741,809, $1,690,053, and $801,560 in 1998, 1997, and 1996
respectively.

(7) INCOME TAXES

    The sources of income (loss) before income taxes is as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------
                                                         1998          1997         1996
                                                     -------------  -----------  -----------
  Source of Loss
  United States....................................  $  (6,086,322)  (6,568,342)  (2,524,547)
  Switzerland......................................     (1,135,380)    (809,682)     885,003
                                                     -------------  -----------  -----------
                                                     $  (7,221,702)  (7,378,024)  (1,639,544)
                                                     -------------  -----------  -----------
                                                     -------------  -----------  -----------

                         BIGMAR, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

(7) INCOME TAXES (CONTINUED)
    Income tax benefit differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax loss as a result of the following:

                                                                              1998          1997         1996
                                                                          -------------  -----------  ----------
Computed income taxes benefit at 34% rate...............................  $  (2,455,385)  (2,508,534)   (557,445)
Impact of difference between Swiss effective rate and U.S. effective tax
  rate..................................................................         45,416       42,536    (141,578)
Increase in valuation allowance on deferred tax assets..................      2,075,595    1,887,301   1,132,073
Non-taxable debt forgiveness income in Switzerland......................             --           --    (315,000)
Non-deductible stock warrant expense....................................        325,720      272,000          --
Non-deductible foreign exchange (gain) loss.............................       (113,243)     137,977      22,499
Other...................................................................        121,897      168,720    (140,549)
                                                                          -------------  -----------  ----------
                                                                          $          --           --          --
                                                                          -------------  -----------  ----------
                                                                          -------------  -----------  ----------

    The tax charge in Switzerland is an accumulation of city, canton (state) and federal taxes. Therefore, the tax burden varies from one entity to another depending upon its location. While the actual tax rate is a function of the percentage of profitability in relation to the taxable entity, the Company believes that 30% is a fair approximation of the effective tax rates for Pharmaceuticals and Bioren in 1998 and 1997 (21% for Pharmaceuticals in 1996). In addition, as Swiss tax laws do not permit consolidated tax filings, possible tax losses in one entity do not offset taxable income in another entity.

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                                    YEAR ENDED DECEMBER 31,
                                                                  ----------------------------
                                                                      1998           1997
                                                                  -------------  -------------
Deferred tax assets:
  Benefit of net operating loss carryforwards:
    United States...............................................  $   4,019,507  $   2,150,487
    Switzerland.................................................      2,192,863      2,292,558
    Loss on forgiveness of debt due from Swiss subsidiary.......        510,000        510,000
    Intangible and other assets.................................        278,820        153,877
    Accrued expenses and other current liabilities..............         99,025         42,647
                                                                  -------------  -------------
      Total deferred tax assets.................................      7,100,215      5,149,569
Valuation allowance.............................................     (7,100,215)    (5,024,620)
                                                                  -------------  -------------
      Net deferred tax assets...................................             --        124,949
Deferred tax liability:
    Capitalized interest........................................             --       (124,949)
                                                                  -------------  -------------
      Net deferred tax liability................................  $          --             --
                                                                  -------------  -------------
                                                                  -------------  -------------

                         BIGMAR, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

(7) INCOME TAXES (CONTINUED)
    Bioren and Pharmaceuticals have net operating loss carryforwards of approximately $7,119,000 and $191,000, respectively, expiring through December 31, 2003. Bigmar, Inc. has net operating loss carryforwards of approximately $11,834,000 expiring through December 31, 2019. The net change in the total valuation allowance for the years ended December 31, 1998, 1997, and 1996 was an increase of $2,076,000, $1,887,000 and $1,132,000, respectively.

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

    Effective November 4, 1997, the Board of Directors approved an option plan, which was approved by Shareholders on June 30, 1998, that provides for the grant of options to purchase up to 600,000 shares of the Company's stock (the 1997
Plan), including the 300,000 shares originally provided for under the 1996 Plan. All options granted under the 1996 Plan have been reissued under the 1997 Plan and the 1996 Plan has been terminated. Options originally granted during 1996 carry the same provisions as under the 1996 Plan, except the exercise price has been lowered from a weighted-average exercise price of $8.96 at August 20, 1996 to $5.11 at November 4, 1997.

    165,000 options granted during 1997 vested in 1998. The total number of vested options at December 31, 1998, is 415,000.

    At December 31, 1998, options for 485,000 shares of common stock were available for future grant under the 1997 Plan and 50,000 shares of stock were available for future grant under the director option plan.

    The per share weighted-average fair value of stock options granted during 1997 and 1996 was $3.48 and $5.48, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: 1997--expected dividend yield 0%, risk-free interest rate of 5.97%, expected volatility 79% and an expected life of 5 years; 1996--expected dividend yield 0%, risk-free interest rate of 6.22%, expected volatility 66% and an expected life of 5 years.

                         BIGMAR, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

(8) STOCK OPTIONS (CONTINUED)

    The Company applies APB Opinion No. 25 in accounting for options and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                      1998           1997           1996
                                                  -------------  -------------  -------------
Net Loss          As reported...................  $  (7,221,702) $  (7,378,024) $  (1,639,544)
                  Pro forma.....................  $  (7,807,202) $  (8,064,273) $  (2,766,000)
Loss per share    As reported...................  $       (1.46) $       (1.82) $       (0.51)
                  Pro forma.....................  $       (1.58) $       (1.99) $       (0.85)

    The 1997 pro forma amounts include the effect of terminating the 1996 Plan and reissuing the options granted during 1996 under the 1997 Plan, as previously described.

    Stock option activity during the periods indicated is as follows:

                                                                   NUMBER OF   WEIGHTED-AVERAGE
                                                                    SHARES      EXERCISE PRICE
                                                                  -----------  -----------------
Balance, December 31, 1995......................................        None
Granted (1)(2)..................................................     283,000       $    8.96
Exercised.......................................................          --              --
Forfeited.......................................................          --              --
Expired.........................................................          --              --
                                                                  -----------
Balance, December 31, 1996......................................     283,000       $    8.96
Granted (3).....................................................     524,000       $    5.20
Terminated (4)..................................................    (280,000)      $    8.96
Exercised.......................................................          --              --
  Forfeited.....................................................     (15,000)      $    8.94
  Expired.......................................................          --              --
                                                                  -----------
Balance, December 31, 1997......................................     512,000       $    5.20
  Granted.......................................................          --              --
  Terminated....................................................          --              --
  Exercised.....................................................          --              --
  Forfeited.....................................................     (97,000)      $    5.09
  Expired.......................................................          --              --
                                                                  -----------
Balance, December 31, 1998......................................     415,000       $    5.23
                                                                  -----------
                                                                  -----------

------------------------

(1) Includes 3,000 stock options granted pursuant to the director stock option plan.

(2) Includes 280,000 stock options granted pursuant to the 1996 stock option plan.

(3) Includes 265,000 stock options re-priced pursuant to the 1997 stock option plan.

(4) Terminated and re-priced pursuant to the 1997 stock option plan.

                         BIGMAR, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

(8) STOCK OPTIONS (CONTINUED)
    At December 31, 1998, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $5.09--$5.60 and 3.36 years, respectively.

    At December 31, 1998, 1997 and 1996, the number of options exercisable was 305,003, 221,334 and 179,688, respectively, and the weighted-average exercise price of those options was $5.21, $5.12 and $8.97, respectively.

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

(10) WARRANTS

    As described in Note 1, on May 28, 1998, the Company, in consideration of a guarantee to obtain a $6.0 million line of credit from a commercial institution, delivered warrants to Jericho to purchase 1,000,000 shares of convertible Preferred Stock at a price equal to $2.5625 per share and having a term of 10 years (the "Warrants"). The Preferred Stock is convertible to Common Stock on a one-to-one basis, with such conversion rate to adjust to reflect dilutive issuances of equity securities by the Company and also to adjust for stock splits, dividends, combinations and similar events. The Preferred Stock votes together with the common stock and outstanding shares of Preferred Stock carry a vote equal to five times the number of shares of common stock into which the Preferred Stock is then converted. The Preferred Stock has a liquidation preference equal to the purchase price per share. The Warrants include a net exercise clause and the shares issuable on exercise shall be entitled to piggyback registration rights, subject to standard underwriter's cutback. The line of credit is in the form of a demand note payable. Accordingly, the fair value of the warrants of $958,000, determined using the Black-Scholes model, has been recognized in the accompanying consolidated statements of operations for the year ended December 31, 1998.

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

    Related to the initial public offering in 1996, the Company issued warrants to purchase 140,000 shares of its common stock to its underwriter, L. T. Lawrence & Co., Inc. at an exercise price equal to 130% of the initial public offering price per share. The warrants are exercisable for a period of four years from the

                         BIGMAR, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

(10) WARRANTS (CONTINUED)
initial public offering date. In addition, holders of these warrants will have demand registration rights for a period of five years and piggy-back registration rights for a period of seven years from the initial public offering date.

(11) LEGAL RESERVE

    The Swiss Federal Code of Obligation provides that at least 5% of a company's net income each year must be appropriated to a legal reserve until such time as this reserve equals 20% of a company's share capital. In addition, 10% of any distribution in excess of a 5% dividend also must be appropriated to the legal reserve. The legal reserve of up to 5% of the share capital is not available for distribution.

(12) SIGNIFICANT CUSTOMERS AND SUPPLIERS

    Sales to significant customers were as follows:

                                                                       YEAR ENDED DECEMBER 31,
                                                                  ----------------------------------
                                                                     1998       1997        1996
                                                                  ----------  ---------     -----
Oncology Products (one customer)................................  $  412,701    676,751          --
IV Solutions (three customers)
  Customer 1....................................................     751,461    263,435          --
  Customer 2....................................................     602,366    228,773          --
  Customer 3....................................................     590,503    201,042          --

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

(13) RELATED PARTY TRANSACTIONS

(a) DISPUTES WITH RELATED PARTIES

    In the second half of 1996, a dispute arose between the Company and Cerbios-Pharma SA (Cerbios), a wholly owned subsidiary of Chemholding SA, a then beneficial owner of approximately 25.4% of the Company's common stock. Cerbios rendered invoices to the Company, in the amount of approximately $4 million for expenses and fees to which it claimed to be entitled in connection with services it provided to the Company from 1995 to 1997. The Company maintains that no services were performed during 1995 and the amounts claimed for 1996 and 1997 far exceeded the actual expenses incurred by Cerbios on behalf of the Company. On March 27, 1997, the Company reached a settlement with Cerbios, including a release, for approximately $300,000.

    Pursuant to the settlement, the Company and each of its wholly owned subsidiaries and Cerbios have mutually agreed to the cancellation of the following agreements: the Sapec Exclusive Distribution Agreement (the Sapec Agreement), the Bioferment Exclusive Distribution and Supply Agreement (the Bioferment Agreement), and the Bioferment License and Supply Agreement (the Bioferment License

                         BIGMAR, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

(13) RELATED PARTY TRANSACTIONS (CONTINUED)
Agreement). The Company paid a one-time license fee of $100,000 to Sapec and an additional $100,000 to Bioferment, which were both non-refundable under the terms of these agreements. In addition, the Company has terminated all relationships and transactions with Cerbios entities, including the purchase of raw materials for resale, which purchases aggregated approximately $501,000 and generated sales of approximately $833,000 in 1996. The Company believes the cancellation of these agreements will have no adverse effect on its operations. Furthermore, as discussed at Note 1, in 1997 the CEO of the Company acquired the stock previously owned by the Chemholding shareholders.

(b) RELATED PARTY LOANS

    In November 1997, the Company received an advance of $200,000 from a company of which the Company's President was formerly an officer. The advance was repaid in December 1997, along with interest computed at 8.75%.

    In January 1995, Chemholding agreed to be a surety for Bigmar
Pharmaceuticals in the amount of $1.4 million for a loan with respect to the Bigmar Facility. In March 1997, the Company paid interest in the amount of $125,000 related to this guaranty to Chemholding. The guaranty was subsequently terminated, also in March 1997.

    The Company owed $160,000 at December 31, 1998, for working capital, to a company owned by certain stockholders of the Company. This note bears interest at the prime rate (7.75% at December 31, 1998) and was fully repaid in February 1999.

    The Company owed $25,000 at December 31, 1998, for working capital, to a company of which the Company's President was formerly an officer. This loan bears interest at prime rate (7.75% at December 31, 1998), and was fully repaid in March 1999.

    Pharmaceuticals owed $100,000 at December 31, 1998, to a company owned by certain stockholders of the Company. This 6% interest bearing note is payable on demand.

    Pharmaceuticals owed $41,740 at December 31, 1998, for accounts payable, to a privately held Swedish Pharmaceutical company of which the Company's President currently serves as a Director.

    Pharmaceuticals owed $209,000 at December 31, 1998 for accounts payable, to a privately held Swiss pharmaceutical company of which a director of the Company has an ownership interest.

                         BIGMAR, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

(13) RELATED PARTY TRANSACTIONS (CONTINUED)
(c) OTHER RELATED PARTY TRANSACTIONS

                                                                         DECEMBER 31,
                                                               --------------------------------
                                                                  1998       1997       1996
                                                               ----------  ---------  ---------
Gain on sale of land to related party........................  $       --     35,000         --
Freight charges paid to related party........................          --      3,000         --
Purchases from related parties...............................     209,000     25,000    965,000
Selling, general and administrative expenses paid to related
  party......................................................      21,648     64,000     13,000
Interest paid to related parties.............................       2,196      1,000    102,000
Research and development.....................................          --         --     22,000

    Also see Note 14 regarding related party lease transactions.

(14) COMMITMENTS

    The Company leases office space in the United States and Switzerland under various leases. Rent expense amounted to $143,638 in 1998, $176,000 in 1997, and $56,000 in 1996. Rent paid to a related party amounted to $100,000 in 1998, and $110,000 in 1997.

    Minimum future rental payments under the Company's noncancelable operating leases are as follows:

                                                                            THIRD     RELATED
YEAR ENDED DECEMBER 31:                                                    PARTIES    PARTIES
------------------------------------------------------------------------  ---------  ---------
1999....................................................................  $  37,000    120,000
2000....................................................................     21,000    120,000
2001....................................................................      3,000    120,000
2002....................................................................         --     50,000
2003....................................................................         --         --
                                                                          ---------  ---------
  Total.................................................................  $  61,000    410,000
                                                                          ---------  ---------
                                                                          ---------  ---------

    In December 1996 the Company entered into an agreement to lease real property, including an office/ laboratory building from a company owned by the Company's President and a company owned by certain stockholders of the Company. The lease is for a term of five years from commencement date (June 1, 1997), with an option to renew for an additional five years, and provides for rent of $120,000 per annum.

    Bioren leased part of its Couvet facility to a third party pursuant to a year to year lease which ended April 15, 1998. The rental income for the years ended December 31, 1998, 1997, and 1996 was $23,281, $79,000, and $93,000,
respectively.

(15) SEGMENT DATA

    The Company manages its business segments primarily on a geographic basis with each location representing a distinct segment. The Company's reportable segments are comprised of Bioren, located in Couvet, Switzerland, Pharmaceuticals, located in Barbengo, Switzerland, and the Company's Corporate

                         BIGMAR, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

(15) SEGMENT DATA (CONTINUED)
Headquarters, located in Johnstown, Ohio, U.S.A. Bioren, Pharmaceuticals, and the Corporate Headquarters provide products and services as further described in
Note 1.

    The accounting policies of the various segments are the same as those described in the Summary of Significant Accounting Policies and Practices in
Note 1. The Company evaluates the performance of its segments based on segment profit/(loss). Segment profit/(loss) for each segment includes sales and marketing, certain research and development, and overhead charges directly attributable to the segment and excludes certain expenses which are managed outside the reportable segments. Costs excluded from segment profit primarily consist of corporate expenses, as well as other research and development charges for testing of products targeted for U.S. markets, and other general and administrative expenses which are separately managed. The Company does not include intercompany transfers between segments for management reporting purposes. Segment assets exclude corporate assets. Corporate assets include cash and cash equivalents, short-term investments, laboratory facility, and intangible assets. Capital expenditures for long-lived assets are not reported to management by segment and are excluded as presenting such information is not practical.

    Summary information by segment as of and for the years ended December 31, 1998, 1997, and 1996 is as follows:

                                                                  DECEMBER 31,
                                                    -----------------------------------------
                                                        1998           1997          1996
                                                    -------------  ------------  ------------
BIOREN:
  Sales:
    IV Solutions..................................  $   5,976,369     5,438,902     5,811,054
  Gross Margin:
    IV Solutions..................................      1,555,138     1,285,328     1,825,062
  Segment Income (Loss)...........................       (315,394)      180,589       177,728
  Interest Expense................................        150,624       157,618       370,035
  Depreciation and Amortization...................        578,694       233,040       213,987
  Segment Assets..................................      7,401,168     7,397,277     8,563,919


                                                                  DECEMBER 31,
                                                    -----------------------------------------
                                                        1998           1997          1996
                                                    -------------  ------------  ------------
PHARMACEUTICALS:
  Sales:
    Oncology Products.............................  $     401,453     1,044,542     2,120,095
  Gross Margin:
    Oncology Products.............................         10,394      (287,532)      793,894
  Segment Income (Loss)...........................       (819,986)     (990,272)      707,276
  Interest Expense................................        278,736       404,523        91,748
  Depreciation and Amortization...................      1,069,707       610,879        42,647
  Segment Assets..................................     12,407,223    12,637,495     7,634,329

                         BIGMAR, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

(15) SEGMENT DATA (CONTINUED)
    A reconciliation of the Company's segment gross margin, segment profit, and segment assets to the corresponding consolidated amounts as of and for the years ended December 31, 1998, 1997, and 1996 is as follows:

                                                                                      DECEMBER 31,
                                                                        -----------------------------------------
                                                                            1998           1997          1996
                                                                        -------------  ------------  ------------
Segment gross margin..................................................  $   1,565,532       997,796     2,618,956
Non-Segment gross margin..............................................             --            --            --
                                                                        -------------  ------------  ------------
    Total gross margin................................................  $   1,565,532       997,796     2,618,956
                                                                        -------------  ------------  ------------
                                                                        -------------  ------------  ------------
Segment profit (loss).................................................  $  (1,135,380)     (809,683)      885,004
Corporate expenses, net...............................................     (6,086,322)   (6,568,341)   (2,524,548)
                                                                        -------------  ------------  ------------
Profit (loss) before provision for income taxes.......................  $  (7,221,702)   (7,378,024)   (1,639,544)
                                                                        -------------  ------------  ------------
                                                                        -------------  ------------  ------------
Segment assets........................................................  $  19,808,391    20,034,772    19,682,927
Corporate assets......................................................        900,791       482,318     4,587,242
                                                                        -------------  ------------  ------------
    Total assets......................................................  $  20,709,182    20,517,090    24,270,169
                                                                        -------------  ------------  ------------
                                                                        -------------  ------------  ------------
Sales:
  U.S.................................................................  $          --            --            --
  Other foreign countries.............................................      6,377,822     6,483,444     7,931,149
                                                                        -------------  ------------  ------------
    Total revenue.....................................................  $   6,377,822     6,483,444     7,931,149
                                                                        -------------  ------------  ------------
                                                                        -------------  ------------  ------------
Long-lived assets:
  U.S.................................................................  $     608,746       950,917       563,453
  Other foreign countries.............................................     16,741,258    16,213,241    16,843,686
                                                                        -------------  ------------  ------------
    Total long-lived assets...........................................  $  17,350,004    17,164,158    17,407,140
                                                                        -------------  ------------  ------------
                                                                        -------------  ------------  ------------