Form 10-Q
period 1999-03-31
BIGMAR INC
filed 1999-05-17
CIK 1012466

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


MARK ONE
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM       TO


                           COMMISSION FILE NO. 1-14416
                           ---------------------------
                                  BIGMAR, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                  31-1445779
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

        9711 SPORTSMAN CLUB ROAD                           43031
            JOHNSTOWN, OHIO                              (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (740) 966-5800


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                      ---   ---

As of May 11, 1999, 8,617,307 shares of common stock of the registrant were outstanding.

                          BIGMAR, INC. AND SUBSIDIARIES

                                      INDEX

Part I           FINANCIAL INFORMATION:

Item 1           Financial Statements

                 Consolidated Balance Sheets as of March 31, 1999 and
                 December 31, 1998 (Unaudited)                                                        3

                 Consolidated Condensed Statements of Operations for the
                 quarters ended March 31, 1999 and 1998 (Unaudited)                                   4

                 Consolidated Condensed Statements of Cash Flows for the
                 quarters ended March 31, 1999 and 1998 (Unaudited)                                   5

                 Consolidated Statements of Comprehensive Loss for the
                 quarters ended March 31, 1999 and 1998 (Unaudited)                                   6

                 Notes to the Consolidated Condensed Financial Statements
                 (Unaudited)                                                                          7

Item 2           Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                           10

Item 3           Quantitative and Qualitative Disclosures About Market Risk                          15

Part II          OTHER INFORMATION:

Item 2 (c)       Changes in Securities - Recent Sales of Unregistered                                16
                 Securities

Item 6           Exhibits and Reports on Form 8-K                                                    16

                 Signatures                                                                          17


                        BIGMAR, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                                                         March 31                December 31
                                                                                           1999                      1998
                                                                                   -------------------       -------------------
                                                                                       (Unaudited)
                                                         ASSETS
Current assets:
       Cash and cash equivalents                                                       $          -              $    140,445
       Accounts receivable                                                                  876,940                   927,200
       Inventories                                                                        1,729,336                 1,611,588
       Prepaid expenses and other current assets                                            269,868                   244,320
                                                                                 -------------------       -------------------
             Total current assets                                                         2,876,143                 2,923,553
Property, plant and equipment, net                                                       16,235,000                17,350,004
Intangible  and other assets, net                                                           403,626                   435,625
                                                                                 -------------------       -------------------
                                      Total                                            $ 19,514,769              $ 20,709,182
                                                                                 -------------------       -------------------
                                                                                 -------------------       -------------------


                                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable                                                                   1,696,578                 1,761,903
       Notes payable                                                                      1,770,010                 1,769,285
       Current portion of long-term debt                                                    476,990                 1,288,040
       Due to related parties                                                                     -                   321,149
       Accrued expenses and other current liabilities                                       798,442                   848,394
                                                                                 -------------------       -------------------
             Total current liabilities                                                    4,742,020                 5,988,771
Long-term debt                                                                            9,948,109                 9,487,445
                                                                                 -------------------       -------------------
                          Total liabilities                                              14,690,129                15,476,216
                                                                                 -------------------       -------------------

Stockholders' equity:
       Preferred stock ($.001 par value; 5,000,000 shares authorized;
             none issued)
       Common stock ($.001 par value; 20,000,000 shares authorized; 8,513,974 shares and 8,027,308 issued and outstanding at
             March 31, 1999 and December 31, 1998 respectively)                               8,514                     8,027
       Additional paid-in capital                                                        23,766,797                22,317,324
       Retained deficit                                                                 (18,009,388)              (16,234,332)
       Foreign currency translation adjustments                                            (941,283)                 (858,053)
                                                                                 -------------------       -------------------
                          Total stockholders' equity                                      4,824,640                 5,232,966
                                                                                 -------------------       -------------------
                                      Total                                            $ 19,514,769              $ 20,709,182
                                                                                 -------------------       -------------------
                                                                                 -------------------       -------------------


        See accompanying notes to consolidated financial statements.

                          BIGMAR, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                Three Months Ended March 31
                                                                        --------------------------------------------
                                                                              1999                      1998
                                                                        ------------------        ------------------
Net sales                                                                     $ 1,735,311               $ 1,436,167
Cost of goods sold                                                              1,242,128                 1,078,442
                                                                        ------------------        ------------------
Gross margin                                                                      493,183                   357,725
                                                                        ------------------        ------------------

Operating expenses:
       Research and development                                                   634,075                   743,525
       Selling, general and administrative                                      1,038,733                 1,199,458
                                                                        ------------------        ------------------
             Total operating expenses                                           1,672,808                 1,942,983
                                                                        ------------------        ------------------

Operating income (loss)                                                        (1,179,625)               (1,585,258)

Other expense, net                                                                 (6,244)                  (12,616)
Interest expense                                                                 (187,466)                 (236,396)
Loss on foreign currency transactions                                            (401,721)                 (281,033)
                                                                        ------------------        ------------------

Loss before income taxes                                                       (1,775,056)               (2,115,303)

Income taxes (benefit):                                                                -                         -

                                                                        ------------------        ------------------
Net loss                                                                      $(1,775,056)              $(2,115,303)
                                                                        ------------------        ------------------
                                                                        ------------------        ------------------

Basic and diluted loss per share                                              $     (0.22)              $     (0.51)
                                                                        ------------------        ------------------
                                                                        ------------------        ------------------

Weighted average shares outstanding                                             8,175,000                 4,185,000
                                                                        ------------------        ------------------
                                                                        ------------------        ------------------


        See accompanying notes to consolidated financial statements.

                          BIGMAR, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                               Three Months Ended March 31
                                                                                         ----------------------------------------
                                                                                                1999                 1998
                                                                                         -------------------   ------------------
Net cash used in operating activites:                                                          $(1,370,763)         $(1,274,368)

Cash flows from investing activities:
           Purchase of property, plant and equipment                                              (133,747)          (1,005,975)
                                                                                         -------------------   ------------------
                           Net cash used in investing activities                                  (133,747)          (1,005,975)
                                                                                         -------------------   ------------------

Cash flows from financing activities:
           Proceeds from short-term borrowings                                                      93,000            1,680,000
           Repayment of short and long-term debt                                                    (2,645)                   -
           Repayment of long-term borrowings                                                        (7,013)            (182,702)
           Proceeds from issuance of common stock                                                1,449,961                    -
                                                                                         -------------------   ------------------
                           Net cash provided by financing activities                            (1,533,303)           1,862,702
                                                                                         -------------------   ------------------
Effect of exchange rates on cash                                                                  (169,238)               6,444
                                                                                         -------------------   ------------------
Net increase (decrease) in cash and cash equivalents                                              (140,445)            (411,197)
Cash and cash equivalents, beginning of period                                                     140,445              643,232
                                                                                         -------------------   ------------------
Cash and cash equivalents, end of period                                                       $         -         $    232,035
                                                                                         -------------------   ------------------
                                                                                         -------------------   ------------------
Supplemental disclosure of cash flow information:
    Cash paid during the period for:
           Interest                                                                            $    287,884        $    304,508
           Income taxes                                                                        $          -        $          -


        See accompanying notes to consolidated financial statements.

                                       BIGMAR, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME LOSS
                                               (Unaudited)


                                                                               Three Months Ended March 31
                                                                       ---------------------------------------------
                                                                              1999                      1998
                                                                       --------------------       ------------------
Net loss                                                                      $(1,775,056)             $(2,115,303)

Other comprehensive income, net of tax:
            Foreign currency translation adjustments, net of
                 income taxes of $ 0 in both
                 1999 and 1998, respectively                                      (83,230)                (106,732)
                                                                       --------------------       ------------------

Comprehensive loss                                                            $(1,903,286)             $(2,222,035)
                                                                       --------------------       ------------------
                                                                       --------------------       ------------------


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

In the opinion of management, the accompanying unaudited financial statements include all adjustments necessary to present fairly the Company's financial position at March 31, 1999 and 1998, and the results of operations and the cash flows and the comprehensive income for all periods presented. Certain amounts in the accompanying financial statements have been restated to conform to the March 31, 1999 presentation. The results of the interim periods are not necessarily indicative of the results to be obtained for the entire year.

For a summary of significant accounting policies (which have not changed from December 31, 1998) and additional financial information, see Bigmar, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998. The 10-K should be read in conjunction with these financial statements.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The construction of the Company's pharmaceutical manufacturing plant in Barbengo, Switzerland and the process of obtaining regulatory approvals has consumed a substantial amount of the Company's resources. The manufacturing plant recently received regulatory approval, from the United States Food and Drug Administration ("FDA") and the Intercantonal Office for the Control of Medications ("IKS") in Switzerland, to manufacture and sell certain injectible pharmaceutical products in the U.S. and Switzerland. As a result, the Company anticipates that these operations will begin to generate cash to help fund its expansion and further planned research and development activities. During 1999, the Company has received $1,760,000 in proceeds from the private placements of common stock. In addition, the Company anticipates raising additional funds during 1999 through other private stock offerings and through additional bank borrowings. However, there can be no assurance that the Company will be successful in these efforts. These factors raise substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to reflect the recoverability or classification of recorded asset amounts or the classification of liabilities should the Company be unable to continue as a going concern.

(2) INVENTORIES

The components of inventory at March 31, 1999 and December 31, 1998 are as follows:

                             March 31, 1999       December 31,  1998
                          -------------------   ----------------------
       Raw Materials          $  995,602             $  710,517
       Finished Goods            733,734                901,071
                            --------------         --------------
               Total          $1,729,336             $1,611,588
                            --------------         --------------


(3) COMMON STOCK ISSUED

In February 1999, the Company issued 236,666 shares of common stock to accredited investors for prices ranging from $2.00 to $3.00 per share via private placement offerings. Proceeds from the sale of shares totaled $700,000 and was applied to working capital and general corporate purposes.

In March 1999, the Company issued 250,000 shares of common stock to accredited investors for $3.00 per share via private placement offerings. Proceeds from the sale of shares totaled $750,000 and was applied to working capital and general corporate purposes.

In April 1999, the Company issued 103,333 shares of common stock to accredited investors for $3.00 per share via private placements, with the proceeds applied to working capital and general corporate purposes.

(4) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities" was issued. This statement revises the accounting for derivative financial instruments. The Company has analyzed the impacts of this statement which is required to be adopted in the year ending December 31, 2000, and does not expect this statement to have a material impact on the Company's financial position nor results of operations. As of and for the three months ended March 31, 1999, the Company was not engaged in hedge or forward exchange contracts.

In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-up Activities", which revises the accounting for start-up costs and requires the expensing of certain costs which the Company has historically capitalized. The adoption of this statement in the year ending December 31, 1999 had an immaterial impact on the Company's financial position and results of operations.

(5) SEGMENT DATA

The Company manages its business segments primarily on a geographic basis with each location representing a distinct segment. The Company's reportable segments are comprised of Bioren, located in Couvet, Switzerland, Pharmaceuticals, located in Barbengo, Switzerland, and the Company's Corporate Headquarters, located in Johnstown, Ohio, U.S.A.

The Company evaluates the performance of its Bioren and Pharmaceuticals segments based on segment profit/(loss). Segment profit/(loss) for these segments includes sales and marketing, certain research and development, and overhead charges directly attributable to the segment and excludes certain expenses which are managed outside the reportable segments. Costs excluded from these segments' profit primarily consist of corporate expenses, as well as other research and development charges for testing of products targeted for U.S. markets, and other general and administrative expenses which are separately managed. The Company does not include intercompany transfers between segments for management reporting purposes.

Summary information by segment as of and for the quarters ended March 31, 1999 and March 31, 1998 is as follows:

                                            THREE MONTHS ENDED MARCH 31, 1999

                                            BIOREN              PHARMACEUTICALS             CORPORATE           TOTAL
                                            ------              ---------------             ---------           -----
Sales - International                    $1,573,720                 161,591                     -             1,735,311

Gross Margin                                376,526                 116,656                     -               493,183

Operating expenses and other
        income (expense)                   (402,850)               (518,527)                (1,346,861)      (2,268,239)
                                         ----------                --------                 ----------       ----------

Segment Income (Loss)                       (26,324)               (401,871)                (1,346,861)      (1,775,056)

                                            THREE MONTHS ENDED MARCH 31, 1998

                                            BIOREN              PHARMACEUTICALS             CORPORATE           TOTAL
                                            ------              ---------------             ---------           -----

Sales - International                    $1,331,473                 104,694                     -             1,436,167

Gross Margin                                333,684                  24,041                     -               357,725

Operating expenses and other
        income (expense)                   (532,307)               (938,053)                (1,002,668)      (2,473,028)
                                         ----------                --------                 ----------       ----------

Segment Income (Loss)                      (198,623)               (914,012)                (1,002,668)      (2,115,303)


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

PHARMACEUTICALS
Pharmaceuticals manufactures and markets Oncology Products, such as calcium leucovorin, methotrexate, and cisplatin. The Oncology Products are currently marketed in Germany and Spain. Pharmaceuticals' primary strategy is to supply world markets with a full line of high-quality, affordably priced generic pharmaceutical products focusing on oncology. The products are manufactured in its state-of-the-art facilities in Switzerland and marketed through pharmaceutical company partners in Europe and shortly in the United States. Pharmaceuticals has received regulatory approval to manufacture and market certain Oncology Products from the United States Food and Drug Administration ("FDA") and Switzerland's Intercantonal Office for the Control of Medications ("IKS"). Pharmaceuticals' manufacturing facility (the "Bigmar Facility") is located in Barbengo, Switzerland.

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

RESULTS OF OPERATIONS

First quarter 1999 net sales amounted to approximately $1.7 million, representing a increase of $299,000 or 21% over first quarter 1998 sales. This increase was primarily the result of sales to new customers in the first quarter of 1999.

Sales at Bioren SA increased by 18% over first quarter 1998 sales from $1,331,000 to $1,574,000. Sales levels were maintained for existing customers and two new customers were added in the first quarter of 1999.

Sales at Pharmaceuticals remained comparable with first quarter of 1998. Sales were $162,000 in 1999 and were $105,000 in 1998.

Cost of goods sold increased by $164,000 from the three months ended March 31, 1998 to the same period in 1999. The increase can be attributed to the increase in cost of raw materials at Bioren.

Pharmaceuticals cost of goods sold was materially comparable with the first quarter of 1998 with sales of $45,000 in 1999 and $81,000 respectively.

Gross margin amounted to $493,000 for the first quarter of 1999, compared with $358,000 from the prior year. Gross margin percent amounted to approximately 28% for the first quarter of 1999, compared to approximately 25% for the prior year. The increase in the gross margin percent was due to improved sales for the facilities.

Operating expenses decreased from first quarter 1998 to first quarter 1999, by $270,000. Research and development expenses decreased by $109,000, due to personnel costs and activities surrounding the Company's efforts in the prior year to prepare for the February 1999 inspection of its Swiss manufacturing facility by the FDA and development of new drug product formulations. Selling, general and administrative expenses decreased by $161,000, primarily due to a decrease in the number of personnel from first quarter 1998 to first quarter 1999.

Interest expense decreased $49,000 from 1998 to 1999, due to reduction of total debt by $350,000 in the first quarter of 1999 as compared to the first quarter of 1998.

Foreign exchange losses amounted to $402,000 in the first quarter of this year compared to $281,000 in the prior year. The expense represents losses due to exchange rate fluctuations on certain intercompany accounts receivable denominated in Swiss francs.

As a result of all of the foregoing, the Company's net loss for the first quarter 1999 amounted to $1.8 million versus $2.1 million during the first quarter of 1998.

Net loss at Bioren SA improved from a net loss of $198,623 in the first quarter of 1998 to a net loss of $26,324 in the first quarter of 1999 due to improved sales and cost efficiencies.

Net loss at Pharmaceuticals improved from a net loss of $914,012 in the first quarter of 1998 to a net loss of $401,871 in the first quarter of 1999 due to improved sales and cost efficiencies.

The net loss at Corporate increased from a net loss of $1,002,668 in the first quarter of 1998 to a net loss of $1,346,861 in the first quarter of 1999 due to additional expenses incurred to gain certain regulatory approvals.


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1999 and December 31, 1998, the Company had cash and cash equivalents of $0 and $0.1 million, respectively. The Company's working capital was a ($1.9) million deficit and ($3.1) million deficit at March 31, 1999 and December 31, 1998, respectively.

The Company has incurred and will continue to incur substantial expenditures for research and development activities related to bringing its products to the commercial market. The Company intends to devote significant additional funds to product development, formulation, clinical testing, product registration, and other activities required for regulatory review of generic oncological products. The amount required to complete such activities depends upon the outcome of regulatory reviews and the number of new products the Company plans to add during the year. The regulatory bodies may require more testing than is currently planned by the Company. There can be no assurance that the Company's generic oncological products will be approved for marketing by the FDA or any foreign government agency, or that any such products will be successfully introduced or achieve market acceptance.

Property, plant and equipment totaled $16.2 million and $17.4 million at March 31, 1999 and at December 31, 1998, respectively. Additions of approximately $125,000 were offset by depreciation expense ($161,000) and foreign currency translation effects ($1,164,000).

As of March 31, 1999, the Company had various notes, bonds, mortgages and other borrowings totaling approximately $10.4 million including $477,000 that is short term in nature. These monies were used to partially fund the acquisition of Bioren, to acquire, construct, and equip the manufacturing facility and to fund ongoing research and development and product registration activities. During April of 1999, the Company renegotiated two of its debt agreements whereby the maturities of approximately $800,000 were extended to 2000, and beyond.

During the first four months of 1999, pursuant to private placement transactions with accredited investors, the Company raised $1,760,000 which was applied to working capital and general corporate purposes.

The Company anticipates that additional capital funding together with cash from operations will be required to sustain operations through March 2000. However, there can be no assurance that events affecting the Company's operations will not result in the Company depleting its funds before that time. Management is currently discussing additional financing with a number of financial institutions and investors, but there are no assurances that the Company will be able to obtain additional financing or that such financing, if available, will be open on acceptable terms.

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

INTERNAL SYSTEMS
The efficient operation of the Company's business is dependent in part on its computer software programs and operating systems (collectively, "Programs and Systems"). These Programs and Systems are used in several areas of the Company's business, including research and development, purchasing, inventory management, sales, shipping, and financial reporting, as well as in various administrative functions. The Company has performed an assessment of its computer systems to determine whether or not they were in compliance with Year 2000 requirements. As of March 31, 1999, Bioren and Pharmaceuticals Programs and Systems, including manufacturing and operations, were found to be in compliance with such requirements. The Company's Headquarters Programs and Systems include an accounting package and a document management system. Although these Programs and Systems do not yet comply with Year 2000 requirements, an assessment has been made and it has been determined that, based on present information, the Company believes that these Programs and Systems will be upgraded by June 30, 1999, and the costs to bring them into compliance will be less than $10,000. However, there can be no assurance that the required expenditures will not exceed that amount.

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

CONTINGENCY PLANS

The Company is in the process of developing contingency plans to address a worst case year 2000 scenario. This contingency plan is expected to be completed by mid 1999. Furthermore, no assurance can be given that any or all of the Company's systems are or will be Year 2000 compliant, or that the ultimate costs required to address the Year 2000 issue or the impact of any failure to achieve substantial Year 2000 compliance will not have a material adverse effect on the Company's financial condition.

                          BIGMAR, INC. AND SUBSIDIARIES

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, operations of the Company are exposed to fluctuations in currency values. These fluctuations can vary the costs of financing, investing, and operating activities. At this time, the Company does not have any programs in place to control these risks.

The Company's foreign currency risk exposure results from fluctuating currency exchange rates, primarily the fluctuation of the U.S. dollar against the Swiss franc ("Sfr"). The Company faces transactional currency exposures that arise when its foreign subsidiaries (or the Company itself) enter into transactions, generally on an intercompany basis, denominated in currencies other than their local currency. The Company also faces currency exposure that arises from translating the results of its Swiss operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. At this time, the Company does not have any programs in place to control these risks. However, historically the exchange rate between the U.S. dollar and the Swiss franc has not fluctuated significantly.

The table below provides information about the Company's financial instruments by functional currency and presents such information in U.S. dollar equivalents:

                                                            Expected Maturity Date
                                                            ----------------------
                                       1999         2000       2001         2002          2003     Thereafter
                                       ----         ----       ----         ----          ----     ----------
(US$ Equivalent)
except average interest rate

   Liabilities
   Long-Term Debt:
      Fixed Rate (Sfr)               $208,248      73,894    1,417,438    4,073,894        6,717      211,211
      Average interest rate              3.9%        3.8%         3.2%         7.9%         6.8%         6.8%

      Variable Rate (Sfr)             335,886     604,595      604,595      537,418      403,063    1,948,140
      Average interest rate              5.0%        4.6%         4.6%         4.6%         4.8%         3.8%


                          BIGMAR, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 2 (C) CHANGES IN SECURITIES - RECENT SALES OF UNREGISTERED SECURITIES

In February 1999, in private placement transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D, the Company issued 236,666 shares of common stock to accredited investors for prices ranging from $2.00 to $3.00 per share.

In March 1999, in private placement transactions pursuant to Section 4(2) and Rule 506, the Company issued 250,000 shares of common stock to accredited investors for $3.00 per share.

In April 1999, in private placement transactions pursuant to Section 4(2) and Rule 506, the Company issued 103,333 shares of common stock to accredited investors for $3.00 per share.

All of the share transactions summarized above were made directly by the Company without use of an underwriter or placement agent and without payment of commissions or other remuneration. Except as otherwise stated, in each case the aggregate sales proceeds, after payment of offering expenses in immaterial amounts, were applied to the working capital of the Company and other general corporate purposes.

With respect to the exemption from registration claimed under Rule 506 and
Section 4(2) of the Securities Act of 11933, neither the Company nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or advertising. Prior to making any offer or sale, the Company had reasonable grounds to believe and believed that each prospective investor was capable of evaluating the merits and risks of the investment and was able to bear the economic risk of the investment. Each purchaser represented in writing that such purchaser was an accredited investor and that the securities were being acquired for investment for such purchaser's own account, and agreed that the securities would not be sold without registration under the Securities Act or exemption therefrom. A legend was placed on each certificate evidencing the securities stating that the securities have not been registered under the Securities Act and setting forth restrictions on their transferability.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   27.1 Financial Data Schedule
(b) Reports on Form 8-K. No reports on Form 8-K were filed during the first quarter, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 17, 1999

                                         BIGMAR, INC.
                                         ------------
                                          REGISTRANT


                                  By:  /s/ Philippe Rohrer
                                     ---------------------
                                          Philippe Rohrer
                                          CHIEF FINANCIAL OFFICER; SECRETARY AND
                                          TREASURER