Form 10-Q
period 1999-06-30
BIGMAR INC
filed 1999-08-12
CIK 1012466

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                    FORM 10-Q


MARK ONE
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO


                           COMMISSION FILE NO. 1-14416

                               -------------------

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


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

As of August 12, 1999, 8,983,973 shares of common stock of the registrant were outstanding.

BIGMAR, INC. AND SUBSIDIARIES

                                      INDEX


Part I   FINANCIAL INFORMATION:

Item 1   Financial Statements

         Consolidated Condensed  Balance Sheets as of June 30, 1999 and
         December 31, 1998 (Unaudited)                                                             3

         Consolidated Condensed  Statements  of  Operations  for the  quarters and six
         month periods ended June 30, 1999 and 1998 (Unaudited)                                    4

         Consolidated Condensed Statements of Cash Flows for the six months ended June
         30, 1999 and 1998 (Unaudited)                                                             5

         Consolidated Statements of Comprehensive Income (Loss) for the
         quarters and six month periods ended June 30, 1999 and 1998
         (Unaudited)                                                                               6

         Notes to the Consolidated Condensed Financial Statements (Unaudited)
                                                                                                   7

Item 2   Management's Discussion and Analysis of Financial Condition and Results of
         Operations                                                                               10

Item 3   Quantitative and Qualitative Disclosures about Market Risk                               16

Part II  OTHER INFORMATION:

Item 2   Changes in Securities - Recent Sales of Unregistered Securities                          17

Item 4   Submission of Matters to a Vote of  Security Holders                                     17

Item 6   Exhibits and Reports on Form 8-K                                                         18

         Signatures                                                                               19


BIGMAR, INC. AND SUBSIDIARIES

PART 1.  FINANCIAL INFORMATION:

                         CONSOLIDATED CONDENSED BALANCE SHEETS
                                      (unaudited)


                                                                                           1999                   1998
                                                                                      -------------          -------------
                                                                                       (Unaudited)
                                     ASSETS
Current assets:
       Cash and cash equivalents                                                      $    268,083           $    140,445
       Accounts receivable                                                                 687,899                927,200
       Inventories                                                                       2,316,886              1,611,588
       Prepaid expenses and other current assets                                           189,288                244,320
                                                                                      ------------           ------------
             Total current assets                                                        3,462,156              2,923,553
Property, plant and equipment, net                                                      15,121,864             17,350,004
Intangible  and other assets, net                                                          355,741                435,625
                                                                                      ------------           ------------
                                 Total                                                $ 18,939,761           $ 20,709,182
                                                                                      ------------           ------------
                                                                                      ------------           ------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable                                                                  1,686,099              1,761,903
       Notes payable                                                                     2,492,954              1,769,285
       Current portion of long-term debt                                                   425,752              1,288,040
       Due to related parties                                                                    -                321,149
       Accrued expenses and other current liabilities                                      972,132                848,394
                                                                                      ------------           ------------
             Total current liabilities                                                   5,576,937              5,988,771
Long-term debt                                                                           9,683,138              9,487,445
                                                                                      ------------           ------------
                          Total liabilities                                             15,260,075             15,476,216
                                                                                      ------------           ------------
Stockholders' equity:
       Preferred stock ($.001 par value; 5,000,000 shares authorized;
             none issued)
       Commonstock ($.001 par value; 20,000,000 shares authorized; 8,650,640 shares and 8,027,308 issued and outstanding at
             June 30, 1999 and December 31, 1998, respectively)                              8,651                  8,027
       Additional paid-in capital                                                       24,176,661             22,317,324
       Accumulated deficit                                                             (19,522,724)           (16,234,332)
       Foreign currency translation adjustments                                           (982,902)              (858,053)
                                                                                      ------------           ------------
                          Total stockholders' equity                                     3,679,686              5,232,966
                                                                                      ------------           ------------
                                 Total                                                $ 18,939,761           $ 20,709,182
                                                                                      ------------           ------------
                                                                                      ------------           ------------


       SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

BIGMAR, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                           Second Quarter                        Six months
                                                   -----------------------------       -----------------------------
                                                       1999              1998              1999              1998
                                                   -----------       -----------       -----------       -----------
Net sales                                          $ 1,551,036       $ 1,450,661       $ 3,286,347       $ 2,886,828
Cost of goods sold                                   1,202,909         1,025,837         2,445,037         2,104,279
                                                   -----------       -----------       -----------       -----------
Gross margin                                           348,127           424,824           841,310           782,549
                                                   -----------       -----------       -----------       -----------
Operating expenses:
       Research and development                        566,094           747,995         1,200,169         1,491,521
       Selling, general and administrative             824,362         1,002,894         1,863,095         2,202,352
                                                   -----------       -----------       -----------       -----------
             Total operating expenses                1,390,456         1,750,889         3,063,264         3,693,873
                                                   -----------       -----------       -----------       -----------
Operating loss                                      (1,042,329)       (1,326,065)       (2,221,954)       (2,911,324)

Other income (expense), net                             (5,875)           80,698           (12,119)           68,082
Interest expense                                      (180,654)         (263,994)         (368,120)         (500,391)
Issuance of preferred stock warrants for loan
    guarantee                                                -          (958,000)                -          (958,000)
Loss on foreign currency transactions                 (284,478)          (14,696)         (686,199)         (295,728)
                                                   -----------       -----------       -----------       -----------
Loss before income taxes                            (1,513,336)       (2,482,057)       (3,288,392)       (4,597,361)

Income taxes (benefit):                                      -                 -                 -                 -
                                                   -----------       -----------       -----------       -----------
Net loss                                           $(1,513,336)      $(2,482,057)      $(3,288,392)      $(4,597,361)
                                                   -----------       -----------       -----------       -----------
                                                   -----------       -----------       -----------       -----------
Basic and diluted loss per share                   $     (0.18)      $     (0.59)      $     (0.39)      $     (1.10)
                                                   -----------       -----------       -----------       -----------
                                                   -----------       -----------       -----------       -----------
Weighted average shares outstanding                  8,598,662         4,185,000         8,390,567         4,185,000
                                                   -----------       -----------       -----------       -----------
                                                   -----------       -----------       -----------       -----------


      SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

BIGMAR, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                      Six Months Ended    Six Months Ended
                                                                                       June 30, 1999        June 30, 1998
                                                                                       ---------------    ----------------
Net cash used in operating activites:                                                  $(2,375,349)          $(2,565,319)

Cash flows from investing activities:
           Purchase of property, plant and equipment                                      (146,056)           (1,220,117)
                                                                                       -----------           -----------
                           Net cash used in investing activities                          (146,056)           (1,220,117)
                                                                                       -----------           -----------
Cash flows from financing activities:
           Proceeds from short-term borrowings                                             891,850             3,154,646
           Repayment of short and long-term debt                                           (82,837)
           Proceeds from long-term borrowings                                                                    175,875
           Proceeds from issuance of common stock                                        1,859,961
                                                                                       -----------           -----------
                           Net cash provided by financing activities                     2,668,974             3,330,521
                                                                                       -----------           -----------
Effect of exchange rates on cash                                                           (19,931)              (51,905)
                                                                                       -----------           -----------
Net increase (decrease) in cash and cash equivalents                                       127,638              (506,820)
Cash and cash equivalents, beginning of period                                             140,445               643,232
                                                                                       -----------           -----------
Cash and cash equivalents, end of period                                               $   268,083           $   136,412
                                                                                       -----------           -----------
                                                                                       -----------           -----------
Supplemental disclosure of cash flow information:
      Cash paid during the period for:
           Interest                                                                    $   475,475           $   445,000
           Income taxes                                                                $        --           $        --


      SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

BIGMAR, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)


                                                              Second Quarter                       Six months
                                                      ------------------------------      ------------------------------
                                                          1999              1998              1999              1998
                                                      ------------      ------------      ------------      ------------
Net loss                                              $(1,513,336)      $(2,482,057)      $(3,288,392)      $(4,597,361)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of
     income taxes of $ 0 in both
     1999 and 1998                                        (41,620)           10,043          (124,849)          (96,688)
                                                      -----------       -----------       -----------       -----------
Comprehensive loss                                    $(1,554,956)      $(2,472,014)      $(3,413,241)      $(4,694,049)
                                                      -----------       -----------       -----------       -----------
                                                      -----------       -----------       -----------       -----------








      SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

BIGMAR, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    (Unaudited)

(1)  BASIS OF PRESENTATION

Bigmar, Inc. is a Delaware Corporation that owns 100% of the capital stock of two Swiss Corporations, Bioren, SA and Bigmar Pharmaceuticals, SA, and 100% of the capital stock of a Delaware corporation, Bigmar Therapeutics, Inc.

In the opinion of management, the accompanying unaudited financial statements include all adjustments necessary to present fairly the Company's financial position at June 30, 1999 and December 31, 1998, and the results of operations and the cash flows and the comprehensive income for all periods presented. Certain amounts in the accompanying financial statements have been restated to conform to the June 30, 1999 presentation. The results of the interim periods are not necessarily indicative of the results to be obtained for the entire year.

For a summary of significant accounting policies (which have not changed from December 31, 1998) and additional financial information, see Bigmar, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998. The 10-K should be read in conjunction with these financial statements.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The construction of the Company's pharmaceutical manufacturing plant in Barbengo, Switzerland and the process of obtaining regulatory approvals have consumed a substantial amount of the Company's resources. The manufacturing plant recently received regulatory approval from the United States Food and Drug Administration ("FDA") and the Intercantonal Office for the Control of Medications ("IKS") in Switzerland to manufacture and sell certain injectible pharmaceutical products in the U.S. and Switzerland. As a result, the Company anticipates that these operations will begin to generate cash to help fund its expansion and further planned research and development activities. During 1999, the Company has received approximately $2,860,000 in proceeds from the private placements of common stock. In addition, the Company anticipates raising additional funds during 1999 through other private stock offerings and through additional bank borrowings. However, there can be no assurance that the Company will be successful in these efforts. These factors raise substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to reflect the recoverability or classification of recorded asset amounts or the classification of liabilities should the Company be unable to continue as a going concern.

(2)  INVENTORIES

The components of inventory at June 30, 1999 and December 31, 1998 are as follows:


                                                 June 30, 1999           December 31, 1998
                                                 -------------           -----------------
          Raw Materials                            $  662,029               $  710,517






BIGMAR, INC. AND SUBSIDIARIES


          Finished Goods                            1,654,857                  901,071
                                                   ----------               ----------
                   Total                           $2,316,886               $1,611,588
                                                   ----------               ----------


(3)  LONG-TERM DEBT

As of June 30, 1999, the Company had various notes, bonds, mortgages and other borrowings totaling approximately $10.1 million, including $426,000 that is short term in nature. These monies were used to partially fund the acquisition of Bioren, to acquire, construct, and equip the manufacturing facility and to fund ongoing research and development and product registration activities. During April 1999, the Company renegotiated two of its debt agreements, whereby, maturities of approximately $800,000 were extended to year 2000, and beyond.



(4)  COMMON STOCK ISSUED

In February 1999, the Company issued 236,666 shares of common stock to accredited investors for prices ranging from $2.00 to $3.00 per share via private placement offerings. Proceeds from the sale of shares totaled $700,000 and were applied to working capital and general corporate purposes.

In March 1999, the Company issued 250,000 shares of common stock to accredited investors for $3.00 per share via private placement offerings. Proceeds from the sale of shares totaled $750,000 and were applied to working capital and general corporate purposes.

In April and May 1999, the Company issued 136,666 shares of common stock to accredited investors for $3.00 per share via private placements, with the proceeds of $410,000 applied to working capital and general corporate purposes.

In August 1999, the Company issued 333,333 shares of common stock to an accredited related party investor for $3.00 per share via a private placement offering. Proceeds from the sale of shares totaled $1,000,000 and were applied to working capital and general corporate purposes.

(5)  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1999, the Statement of Financial Accounting Standards No. 137 ("SFAS No. 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133", was issued. This Statement amended the effective date of the application of Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities" to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 revises the accounting for derivative financial instruments. The Company has analyzed the impact of this SFAS No. 133 and does not expect it to have a material impact on the Company's financial position or results of operations.

BIGMAR, INC. AND SUBSIDIARIES


(6)  SEGMENT DATA

The Company manages its business segments primarily on a geographic basis with each location representing a distinct segment. The Company's reportable segments are comprised of Bioren, located in Couvet, Switzerland, Pharmaceuticals, located in Barbengo, Switzerland, and the Company's Corporate Headquarters, located in Johnstown, Ohio, U.S.A.

The Company evaluates the performance of its Bioren and Pharmaceuticals segments based on segment profit / (loss). Segment profit / (loss) for these segments includes sales and marketing, certain research and development, and overhead charges directly attributable to the segment and excludes certain expenses which are managed outside the reportable segments. Costs excluded from these segments' profit primarily consist of corporate expenses, as well as other research and development charges for testing of products targeted for U.S. markets, and other general and administrative expenses which are separately managed. The Company does not include intercompany transfers between segments for management reporting purposes.

Summary information by segment for the six months ended June 30, 1999 and 1998 is as follows:


                                                   SIX MONTHS ENDED JUNE 30, 1999

                                     BIOREN         PHARMACEUTICALS     CORPORATE           TOTAL
                                  ------------      ---------------    -----------       -----------
Sales - International             $ 3,074,738           211,609                 -         3,286,347
Gross Margin                          748,217            93,093                 -           841,310
Operating expenses and other
        expense                      (835,820)       (1,000,295)       (2,293,587)       (4,129,702)
                                  -----------        ----------        ----------        ----------
Segment Loss                          (87,603)         (907,202)       (2,293,587)       (3,288,392)



                                                   SIX MONTHS ENDED JUNE 30, 1998

                                     BIOREN         PHARMACEUTICALS     CORPORATE           TOTAL
                                  ------------      ---------------    -----------       -----------
Sales - International             $ 2,687,020           199,808                 -         2,886,828
Gross Margin                          623,897           158,652                 -           782,549
Operating expenses and other
        expense                      (972,882)       (1,472,632)       (2,934,396)       (5,379,910)
                                  -----------        ----------        ----------        ----------
Segment Loss                         (348,985)       (1,313,980)       (2,934,396)       (4,597,361)


                                                  THREE MONTHS ENDED JUNE 30, 1999

                                     BIOREN         PHARMACEUTICALS     CORPORATE           TOTAL
                                  ------------      ---------------    -----------       -----------
Sales - International             $ 1,501,018            50,018                 -         1,551,036
Gross Margin                          371,691           (23,563)                -           348,128
Operating expenses and other
        expense                      (432,970)         (481,768)         (946,726)       (1,861,464)
                                  -----------        ----------        ----------        ----------
Segment Loss                          (61,279)         (505,331)         (946,726)        1,513,336


                                                  THREE MONTHS ENDED JUNE 30, 1998

                                     BIOREN         PHARMACEUTICALS     CORPORATE           TOTAL
                                  ------------      ---------------    -----------       -----------
Sales - International             $ 1,355,547            95,114                 -         1,450,661
Gross Margin                          290,213           134,611                 -           424,824
Operating expenses and other
        expense                      (440,575)         (534,579)       (1,931,728)       (2,906,882)
                                  -----------        ----------        ----------        ----------
Segment Loss                         (150,362)         (399,968)       (1,931,728)       (2,482,058)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Bigmar, Inc. and subsidiaries, (the "Company"), is engaged in manufacturing various pharmaceutical products in Europe and marketing them in Europe and the United States. Its strategy is to supply world markets with a full line of high quality, affordably priced, generic pharmaceutical products, focusing on oncology products. The Company manufactures, in its state of the art facilities in Switzerland, off-patent generic oncology drugs and additional oncology drugs as their patents expire. It then markets these products through pharmaceutical company partners in Europe and the United States. Bigmar currently has distribution rights to more than 20 generic oncology products.


BIGMAR, INC. AND SUBSIDIARIES


Bigmar, Inc. was incorporated in Delaware in September 1995 and has three wholly owned subsidiaries: Bigmar Pharmaceuticals SA - "Pharmaceuticals", Bioren SA - "Bioren" and Bigmar Therapeutics, Inc.- "Therapeutics". Pharmaceuticals and Bioren are both Swiss corporations and Therapeutics is a Delaware corporation.

The Company manages its business segments primarily on a geographic basis with each location representing a distinct segment.

THE COMPANY
The Company's corporate headquarters ("Corporate headquarters"), located in Johnstown, Ohio, includes a research and development laboratory used for the testing of generic oncology and related products ("Oncology Products") to be marketed in the United States.

The Company signed a distribution and marketing agreement with American Pharmaceutical Partners ("APP") naming APP as the exclusive distributor of certain Bigmar generic oncology products in North America and other selected territories. The agreement initially includes three of Bigmar's market-ready generic oncology products along with several new products to be identified in the future. On August 5, 1999, the Company received its initial order, valued at $1.0 million, under this agreement.

BIGMAR, INC. AND SUBSIDIARIES


So far this year, the Company has received a total of seven Abbreviated New Drug Application ("ANDA") approvals from the Food and Drug Administration for the following products:

     -   Methotrexate for Injection USP, 1g/vial (lyophilized)
     -   Methotrexate for Injection USP, 25mg/mL (Preserved)
     -   Methotrexate for Injection USP, 25mg/mL (Preservative-free)
     -   Leucovorin Calcium for Injection USP, 200 mg/vial (lyophilized)
     -   Leucovorin Calcium for Injection USP, 500 mg/vial (lyophilized)
     -   Fluorouracil Injection, USP 50 mg/mL
     -   Daunorubicin Hydrochloride for Injection USP, 20 mg/vial

The Company recently signed a licensing and supply agreement with Graminex to develop a new prostatitis therapy, BGM-24 and plans to file an Investigational New Drug Application with the FDA for this therapy. Cynthia R. May is currently President of Graminex, LLC, a manufacturer and supplier of botanical raw materials containing proprietary active pharmaceutical substances. Jericho LLC, an investment entity controlled by Ms. May, is a principal shareholder of Bigmar, Inc.

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

PHARMACEUTICALS
Pharmaceuticals manufactures and markets Oncology Products, such as Leucovorin Calcium, Methotrexate, Fluorouracil, and Cisplatin. The Oncology Products are currently marketed in Germany, Spain, Brazil, and Argentina. Pharmaceuticals' primary strategy is to supply world markets with a full range of high-quality, affordably priced generic pharmaceutical products focusing on oncology. The products are manufactured in its state-of-the-art facilities in Switzerland and marketed through pharmaceutical company partners in Europe and shortly in the United States. Pharmaceuticals has received regulatory approval to manufacture and market certain Oncology Products from the United States Food and Drug Administration ("FDA") and Switzerland's Intercantonal Office for the Control of Medications ("IKS"). Pharmaceuticals' manufacturing facility (the "Bigmar Facility") is located in Barbengo, Switzerland.

THERAPEUTICS
Therapeutics is essentially a shell company and has had no significant business operations as of June 30, 1999.

Certain statements in this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding future cash requirements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results,

BIGMAR, INC. AND SUBSIDIARIES


performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied in such forward-looking statements. Such factors and risks include, but are not limited to, delays in product development, problems with clinical testing, failure to receive regulatory approvals, lack of proprietary rights, or changes in business strategy. Many of the factors that will determine results and values are beyond the Company's ability to control or predict. Shareholders are cautioned not to put undue reliance on forward-looking statements. In addition, the Company does not have any intention or obligation to update forward-looking statements after the date hereof, even if new information, future events, or other circumstances have made them incorrect or misleading. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

RESULTS OF OPERATIONS

During the second quarter of 1999 net sales amounted to $1.6 million, representing an increase of $100,000 or 7% when compared with sales of $1.5 million during the second quarter of 1998. For the six months, net sales amounted to $3.3 million, a 14% increase from the same period of 1998. The increase in net sales for the second quarter and six months in 1999 can be primarily attributed to increased sales of approximately $230,000 to existing customers and sales to new customers of approximately $160,000 at Bioren. Sales at Bioren increased from $2.7 million for the first half of 1998 to $3.1 million for the first half of 1999. Sales at Pharmaceuticals increased slightly for first half of 1999 over the same period in 1998.

Sales are expected to increase during the second half of 1999 due to the expected manufacture and distribution of FDA recently approved ANDAs. The Company expects sales of its approved off-patent oncological products to commence in the second half of 1999; however, there can be no assurance that such sales will occur.

Cost of goods sold was $2,445,000 and $2,104,000, respectively, for the periods ended June 30, 1999 and 1998, an increase of $341,000 or 16% and $1,202,900 and $1,025,800, respectively, for the second quarter of 1999 and 1998, an increase of $177,100 or 17%. The increase was primarily attributed to additional cost of raw material related to sales at Bioren.

Gross margin increased by 7.5% to $841,000 through the first half of 1999 as compared to the same period in 1998. Gross Margin decreased by 18% from the competitive pricing pressure in the Swiss market and increased raw material costs, but increased overall due to higher sales volume.

Operating expenses decreased by $360,000 or 21% for the second quarter of 1999 and decreased by $630,000 or 17% for the first six months of 1999 as

BIGMAR, INC. AND SUBSIDIARIES


compared to the same periods in 1998. The decrease in operating expenses can be attributed to efforts to minimize costs in the current year and the higher level of R & D costs incurred through the first half of 1998.

Research and development costs decreased due the FDA's inspection in 1999 and the subsequent approval of the Pharmaceuticals oncology manufacturing facility. In 1998 R & D cost were approximately $291,000 higher due to efforts to get the facility and its manufacturing processes ready for inspection.

Selling, general and administrative expenses decreased by $339,000 for the first six months of 1999, due to a reduction in personnel as compared to the same period in 1998.

For the six-month period of 1999 as compared to the same period of 1998, interest expense decreased by $132,000, due to a reduction of average outstanding debt and a decrease of interest rates.

Foreign exchange losses amounted to $686,000 for the first half of 1999 as compared to $296,000 for the same period of 1998. Appreciation of the U.S. Dollar against the Swiss Franc has had a negative impact on certain intercompany accounts receivable denominated in Swiss Francs.

As a result of the foregoing, the Company's net loss for the second quarter 1999 amounted to approximately $1.5 million or $0.18 per share, compared to $2.5 million or $0.59 per share for the second quarter 1998. For the six months ended June 30, 1999, net loss amounted to $3.3 million or $0.39 per share versus $4.6 million or $1.10 per share during the first six months of 1998.


LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1999 and December 31, 1998, the Company had cash and cash equivalents of $268,083 and $140,445, respectively. The Company's working capital deficit amounted to $2.1 million and $3.1 million at June 30, 1999 and December 31, 1998, respectively. The improvement in working capital is primarily due to the renegotiation of two debt agreements to extend payment terms.

The Company has incurred and will continue to incur substantial expenditures for research and development activities related to bringing its products to the commercial market. The Company intends to devote significant additional funds to product development, formulation, clinical testing, product registration, and other activities required for regulatory review of generic oncological products. The amount required to complete such activities depends upon the outcome of regulatory reviews. The regulatory bodies may require more testing than is currently planned by the Company. There can be no assurance that the FDA or any foreign government agency will approve the Company's generic oncological products for sale or that these products will achieve market success. Furthermore, the Company will need additional capital to fund planned increases in production at Pharmaceuticals.

BIGMAR, INC. AND SUBSIDIARIES


Inventory totaled approximately $2.3 million at June 30, 1999 and $1.6 million at December 31, 1998. The increase is primarily due to increased production in anticipation of future orders.

Property, plant and equipment totaled approximately $15.1 million at June 30, 1999 and $17.3 million at December 31, 1998. The decrease is primarily due to depreciation and foreign currency fluctuations.

As of June 30, 1999, the Company had various notes, bonds, mortgages and other borrowings totaling approximately $10.1 million, including $426,000 that is short term in nature. These monies were used to partially fund the acquisition of Bioren, to acquire, construct, and equip the manufacturing facility and to fund ongoing research and development and product registration activities. During April 1999, the Company renegotiated two of its debt agreements, whereby, maturities of approximately $800,000 were extended to year 2000, and beyond.

During the first six months of 1999, pursuant to private placement transactions with accredited investors, the Company raised $1,860,000 that was applied to working capital and general corporate purposes.

In August of 1999, the Company raised another $1,000,000 through a private placement transaction with an accredited related party investor, which was applied to working capital and general corporate purposes.

The Company anticipates that additional capital funding together with cash from operations will be required to sustain operations through June 2000. However, there can be no assurance that events affecting the Company's operations will not result in the Company depleting its funds before that time. Management is currently discussing additional financing with a number of financial institutions and investors, but there are no assurances that the Company will be able to obtain additional financing or that such financing, if available, will be open on acceptable terms.

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

INTERNAL SYSTEMS

The efficient operation of the Company's business is dependent in part on its computer software programs and operating systems (collectively, "Programs and Systems"). These Programs and Systems are used in several areas of the Company's business, including research and development, purchasing, inventory management, sales, shipping, and financial reporting, as well as in various administrative functions. The Company has performed an assessment of its computer systems to determine whether or not they were in compliance with Year 2000 requirements. As of June 30, 1999, Bioren and Pharmaceuticals Programs and Systems, including manufacturing and operations, were found to be in compliance with such requirements. The Company's Headquarters Programs and Systems include an accounting package and a document management system. Although these Programs and Systems do not yet comply with Year 2000 requirements, an assessment has been made and it has been determined that, based on present information, the Company believes that these Programs and Systems will be upgraded by December 31, 1999, and the costs to bring them into compliance will be less than $10,000. However, there can be no assurance that the required expenditures will not exceed that amount.

READINESS OF THIRD PARTIES

The Company is also working with its processing banks, network providers and vendors to ensure their systems are Year 2000 compliant. All of these costs will be borne by the processors, network and software companies and vendors. Currently, the Company's processing banks and vendors are in the process of completing their Year 2000 compliance programs. However, there can be no assurance that the systems of other companies on which the Company relies will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's Programs and Systems.

RISKS ASSOCIATED WITH YEAR 2000

The Company is not aware, at this time, of any Year 2000 non-compliance that will not be fixed by the Year 2000. However, some risks that the Company faces include: the failure of internal information systems, defects in its work environment, a slow down in its customers' ability to make payments, and the availability of raw materials for manufacturing.

BIGMAR, INC. AND SUBSIDIARIES


CONTINGENCY PLANS

The Company is in the process of developing contingency plans to address a worst case Year 2000 scenario. This contingency plan is expected to be completed by September 1999. Furthermore, no assurance can be given that any or all of the Company's systems are or will be Year 2000 compliant, or that the ultimate costs required to address the Year 2000 issue or the impact of any failure to achieve substantial Year 2000 compliance will not have a material adverse effect on the Company's financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company's exposure to market risk did not materially change from March 31, 1999.

BIGMAR, INC. AND SUBSIDIARIES


                           PART II. OTHER INFORMATION:

ITEM 2(c). CHANGES IN SECURITIES - RECENT SALES OF UNREGISTERED SECURITIES

In April and May 1999, in private placement transactions pursuant to Section 4(2) and Rule 506, the Company issued 136,666 shares of common stock to accredited investors for $3.00 per share.

In August 1999, in a private placement transaction pursuant to Section 4(2) and Rule 506, the Company issued 333,333 shares of common stock to an accredited investor for $3.00 per share.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on June 1, 1999. In connection with the meeting, proxies were solicited. The results of the voting were as follows:

Proposal 1: Election of the Board of Directors of the Company for terms expiring in 2000.


                       Nominee                         Votes For            Votes Withheld
                     ----------                        ---------            --------------
                  John G. Tramontana                   7,464,501                 5,735
                  Cynthia May                          7,464,501                 5,735
                  Massimo Pedrani                      7,464,401                 5,835
                  Bernard Kramer                       7,464,501                 5,735
                  Philippe Rohrer                      7,464,501                 5,735


BIGMAR, INC. AND SUBSIDIARIES


Proposal 2:  Ratification of Appointment of KPMG as the Company's Independent
             Accountants.


                                   Votes For:               7,465,536
                               Votes Against:                   3,800
                            Votes Abstaining:                     900


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - 27.1 Financial Data Schedule

(b) Form 8-K - There were no reports on Form 8-K for the three months ended June 30, 1999.

BIGMAR, INC. AND SUBSIDIARIES


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 12, 1999

                                 BIGMAR, INC.
                                 -----------------------
                                 REGISTRANT


                            By:  /s/ Philippe Rohrer
                                 -----------------------
                                     Philippe Rohrer
                                     CHIEF FINANCIAL OFFICER; SECRETARY AND
                                     TREASURER