Form 10-Q
period 1999-09-30
BIGMAR INC
filed 1999-11-15
CIK 1012466

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


MARK ONE

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

As of November 5, 1999, 8,993,973 shares of common stock of the registrant were outstanding.

                          BIGMAR, INC. AND SUBSIDIARIES

                                      INDEX


Part I           FINANCIAL INFORMATION:


Item 1           Financial Statements

                 Consolidated Balance Sheets as of September 30, 1999 and
                 December 31, 1998 (Unaudited)                                                             3

                 Consolidated Condensed Statements of Operations for the
                 quarters and nine month periods ended September 30, 1999 and
                 1998 (Unaudited)                                                                          4

                 Consolidated  Condensed  Statements  of Cash Flows for the nine  months  ended
                 September 30, 1999 and 1998 (Unaudited)                                                   5

                 Consolidated  Statements  of  Comprehensive  Loss  for the  quarters  and nine
                 month periods ended September 30, 1999 and 1998 (Unaudited)                               6

                 Notes to the Consolidated Condensed Financial Statements (Unaudited)                      7

Item 2           Management's  Discussion  and Analysis of Financial  Condition  and Results of
                 Operations                                                                               11

Item 3           Quantitative and Qualitative Disclosures about Market Risk                               17


Part II          OTHER INFORMATION:

Item 2c          Changes in Securities - Recent Sales of Unregistered Securities                          18

                 Quantitative and Qualitative Disclosures about Market Risk

Item 5           Other Information

Item 6           Exhibits and Reports on Form 8-K                                                         19

                 Signatures


                          BIGMAR, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION :

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                      September 30       December 31
                                                                                          1999              1998
                                                                                    ----------------  ---------------
                                                                                        (Unaudited)
                                     ASSETS
Current assets:
       Cash and cash equivalents                                                    $     26,578       $    140,445
       Accounts receivable                                                               651,346            927,200
       Inventories                                                                     2,903,498          1,611,588
       Prepaid expenses and other current assets                                         158,954            244,320
                                                                                    -------------      -------------
             Total current assets                                                      3,740,376          2,923,553
Property, plant and equipment, net                                                    15,388,940         17,350,004
Intangible  and other assets, net                                                        335,342            435,625
                                                                                    -------------      -------------
                                      Total                                         $ 19,464,658       $ 20,709,182
                                                                                    =============      =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable                                                                2,545,179          1,761,903
       Notes payable                                                                   2,664,266          1,769,285
       Current portion of long-term debt                                                 440,000          1,288,040
       Due to related parties                                                                  -            321,149
       Accrued expenses and other current liabilities                                    982,798            848,394
                                                                                    -------------      -------------
             Total current liabilities                                                 6,632,243          5,988,771
Long-term debt                                                                         9,706,667          9,487,445
                                                                                    -------------      -------------
                          Total liabilities                                           16,338,910         15,476,216
                                                                                    -------------      -------------

Stockholders' equity:
       Preferred stock ($.001 par value; 5,000,000 shares authorized;
             none issued)                                                                     -                  -

       Commonstock ($.001 par value; 20,000,000 shares authorized; 8,993,973 shares and 8,027,308 issued and outstanding at
             September 30, 1999 and December 31, 1998 respectively)                       8,994              8,027
       Additional paid-in capital                                                    25,206,318         22,317,324
       Retained deficit                                                             (21,127,340)       (16,234,332)
       Foreign currency translation adjustments                                        (962,224)          (858,053)
                                                                                   -------------      -------------
                          Total stockholders' equity                                  3,125,748          5,232,966
                                                                                   -------------      -------------
                                      Total                                        $ 19,464,658       $ 20,709,182
                                                                                   =============      =============


      See accompanying Notes to Consolidated condensed Financial Statements

                          BIGMAR, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                        THIRD QUARTER ENDING SEPTEMBER 30
                                   (Unaudited)


                                                         Third Quarter                             Nine months
                                              -------------------------------------------------------------------------------
                                                 1999               1998                 1999                  1998
                                              --------------  -----------------      ---------------   ----------------------
Net sales                                        $1,330,887         $1,965,916           $4,617,234               $4,852,744
Cost of goods sold                                  964,064          1,440,335            3,409,101                3,544,614
                                              --------------  -----------------      ---------------   ----------------------
Gross margin                                        366,823            525,581            1,208,133                1,308,130
                                              --------------  -----------------      ---------------   ----------------------
Operating expenses:
      Research and development                    1,031,998            384,319            2,232,167                2,125,840
      Selling, general and administrative           904,188          1,281,574            2,767,283                3,233,926
                                              --------------  -----------------      ---------------   ----------------------
            Total operating expenses              1,936,186          1,665,893            4,999,450                5,359,766
                                              --------------  -----------------      ---------------   ----------------------
Operating loss                                   (1,569,363)        (1,140,312)          (3,791,317)              (4,051,636)

Other income (expense)                               (3,391)            59,859              (15,510)                  127,941
Interest expense                                   (274,054)          (311,867)            (642,174)                 (812,258)
Issuance of preferred stock warrants for loan
    guarantee                                             -                  -                    -                  (958,000)
Gain (loss) on foreign currency transactions        242,192            811,312             (444,007)                  515,584
                                              --------------  -----------------      ---------------   ----------------------
Loss before income taxes                         (1,604,616)          (581,008)          (4,893,008)                (5,178,369)

Income taxes(benefit):                                    -                  -                    -                         -
                                              --------------  -----------------      ---------------     ----------------------
Net loss                                       $ (1,604,616)        $ (581,008)         $(4,893,008)               $(5,178,369)
                                              ==============  =================      ===============     ======================

Basic and diluted loss per share                  $   (0.18)         $   (0.14)           $   (0.57)                 $   (1.23)
                                              ==============  =================      ===============     ======================
Weighted average shares outstanding               8,853,719          4,240,435            8,546,648                  4,203,681
                                              ==============  =================      ===============     ======================


      See accompanying Notes to Consolidated condensed Financial Statements

                          BIGMAR, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                      Nine Months Ended September 30
                                                                                      --------------------------------
                                                                                          1999                1998
                                                                                      -------------      -------------
Net cash used in operating activites                                                   $(3,546,842)       $(3,839,192)

Cash flows from investing activities:
           Purchase of property, plant and equipment                                      (210,767)        (1,457,963)

                                                                                      -------------      -------------
                         Net cash used in investing activities                            (210,767)        (1,457,963)
                                                                                      -------------      -------------

Cash flows from financing activities:
           Proceeds from short-term borrowings                                          1,043,065            4,400,689
           Repayment of short and long-term debt                                         (283,385)
           Proceeds from long-term borrowings                                                   -              178,204
           Proceeds from issuance of common stock                                       2,889,961              300,000
                                                                                      -------------      -------------
                         Net cash provided by financing activities                      3,649,641            4,878,893
                                                                                      -------------      -------------
Effect of exchange rates on cash                                                            (5,899)            (19,423)
                                                                                      -------------      -------------
Net increase (decrease) in cash and cash equivalents                                       (113,867)          (437,685)
Cash and cash equivalents, beginning of period                                              140,445            643,232
                                                                                      -------------      -------------
Cash and cash equivalents, end of period                                              $      26,578       $    205,547
                                                                                      -------------      -------------
                                                                                      -------------      -------------

Supplemental disclosure of cash flow information:
      Cash paid during the period for:
           Interest                                                                   $     668,780       $    834,143
           Income taxes                                                               $           -       $          -



         See accompanying Notes to Consolidated condensed Financial Statements

                                   BIGMAR, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                               THIRD QUARTER ENDING SEPTEMBER 30
                                          (Unaudited)


                                                               Third Quarter                 Nine months
                                                          -------------------------   ---------------------------
                                                              1999         1998          1999             1998
                                                          -----------    ----------   -----------     -----------
Net loss                                                  $(1,604,616)   $(581,008)   $(4,893,008)    $(5,178,369)

Other comprehensive income (loss), net of tax:
          Foreign currency translation adjustments,
               net of income taxes of $ 0 in both
               1999 and 1998, respectively                     20,678      119,976       (104,171)         23,288
                                                          -----------    ----------   -----------     -----------

Comprehensive loss                                        $(1,583,938)   $(461,032)   $(4,997,179)    $(5,155,081)
                                                          -----------    ----------   -----------     -----------
                                                          -----------    ----------   -----------     -----------


         See accompanying Notes to Consolidated condensed Financial Statements

                          BIGMAR, INC. AND SUBSIDIARIES

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(1)      BASIS OF PRESENTATION

Bigmar, Inc. is a Delaware Corporation that owns 100% of two Swiss Corporations, Bioren S.A. and Bigmar Pharmaceuticals S.A., and 100% of a Delaware corporation, Bigmar Therapeutics, Inc.

In the opinion of management, the accompanying unaudited financial statements include all adjustments necessary to present fairly the Company's financial position at September 30, 1999 and December 31, 1998, and the results of operations and the cash flows and comprehensive income for all periods presented. Certain amounts in the accompanying financial statements have been restated to conform to the September 30, 1999 presentation. The results of operations for the three and nine months periods ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full fiscal year.

For a summary of significant accounting policies (which have not changed from December 31, 1998) and additional financial information, see Bigmar, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998. The 10-K should be read in conjunction with these financial statements.

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. The three wholly-owned subsidiaries are as follows : Bioren S.A. ("Bioren"), Bigmar Pharmaceuticals S.A. ("Pharmaceuticals") and Bigmar Therapeutics Inc. ("Therapeutics"). All significant intercompany accounts have been eliminated.

The financial statements of subsidiaries outside United States are stated using the local currency as the functional currency. Assets and liabilities of these companies are translated at the rates of exhange at the balance sheet date. The resulting translation adjustments are included in accumulated and other comprehensive income (loss). Income and expenses are translated at average rates of exchange for the period.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The construction of the Company's pharmaceutical manufacturing plant in Barbengo, Switzerland and the process of obtaining regulatory approvals has consumed a substantial amount of the Company's resources. The manufacturing plant recently received regulatory approval, from the United States Food and Drug Administration ("FDA") and the Intercantonal Office for the Control of Medications ("IKS") in Switzerland, to manufacture and sell certain injectible pharmaceutical products in the U.S. and Switzerland. As a result, the Company anticipates that these operations will begin to generate cash to help fund its expansion and further planned research and development activities. During 1999, the Company has received $2,888,995 in proceeds from the private placements of common stock. The Company anticipates that additional capital funding together with cash from operations will be required to sustain operations through March 2000. However, there can be no assurance that events affecting the Company's operations will not result in the Company depleting its funds before that time. Management is currently discussing additional financing with a number of financial institutions and investors, but there are no assurances that the Company will be able to obtain additional financing or that such financing, if available, will be open on acceptable terms. No adjustments have been made to reflect the recoverability or classification of recorded asset amounts or the classification of liabilities should the Company be unable to continue as a going concern.

The Company has received its first order, valued at $1.0 million, under its recently announced distribution and marketing relationship with American Pharmaceutical Partners ("APP"). This initial order covers three of the generic oncology drugs in varying dosages, Daunorubicin Hydrochloride, Methotrexate and Leucovorin Calcium. First delivery is scheduled for the fourth quarter of 1999. APP has also indicated its plans to order additional generic oncology products from Bigmar which provide cost-effective therapies used for remission in various types of cancer.

(2)      INVENTORIES

The components of inventory at September 30, 1999 and December 31, 1998 are as follows:

                                             Sept. 30, 1999         December 31, 1998
                                          ------------------    ----------------------
          Raw Materials                         $ 1,173,262                 $ 738,598
          Finished Goods                          1,758,385                   901,071
                                             --------------           ---------------
                                               $  2,931,647                $1,639,669
          Less reserves                             (28,149)                  (28,081)
                                             --------------           ---------------
               Total                              2,903,498                 1,611,588

(3)      LONG-TERM DEBT

As of September 30, 1999, the Company had various notes, bonds, mortgages and other borrowings totaling approximately $10.0 million, including $0.4 million that is short term in nature. These monies were used to partially fund the acquisition of Bioren, to acquire, construct, and equip the manufacturing facility and to fund ongoing research and development and product registration activities. During April 1999, the Company renegotiated two of its debt agreements, whereby maturities of approximately $0.8 million were extended to year 2000, and beyond.

(4)      COMMON STOCK ISSUED

In February 1999, the Company issued 236,666 shares of common stock to accredited investors for prices ranging from $2.00 to $3.00 per share via private placement offerings. Proceeds from the sale of shares totaled $700,000 and were applied to working capital and general corporate purposes.

In March 1999, the Company issued 250,000 shares of common stock to accredited investors for $3.00 per share via private placement offerings. Proceeds from the sale of shares were applied to working capital and general corporate purposes.

In April and May 1999, the Company issued 136,666 shares of common stock to accredited investors for $3.00 per share via private placements, with the proceeds applied to working capital and general corporate purposes.

In August 1999, the Company issued 343,333 shares of common stock to accredited investors for $3.00 per share via a private placement offerings. Proceeds from the sale of shares were applied to working capital and general corporate purposes.

(5)      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1999, the Statement of Financial Accounting Standards No. 137 ("SFAS No. 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133" was issued. This Statement amended the effective date of the application of Statement of Financial Accounting Standards No. 133 ("SFAS No. 133") "Accounting for Derivative Instruments and Hedging Activities". The Company has analyzed the impact of this Statement and does not expect this Statement to have a material impact on the Company's financial position nor results of operations.

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

Summary information by segment for the nine months ended September 30, 1999 and 1998 is as follows:

                      NINE MONTHS ENDED SEPTEMBER 30, 1999

                                   BIOREN     PHARMACEUTICALS    CORPORATE        TOTAL
                               -----------    ---------------  ------------   -----------
Sales - International          $ 4,387,742         229,492          --          4,617,234
Gross Margin                     1,069,129         139,004          --          1,208,133
Operating expenses and other
        expense                 (1,224,113)     (1,542,019)     (3,335,009)    (6,101,141)
                               -----------     -----------     -----------    -----------
Segment Loss                      (154,984)     (1,403,015)     (3,335,009)    (4,893,008)


                        SIX MONTHS ENDED SEPTEMBER 30, 1998

                                   BIOREN     PHARMACEUTICALS    CORPORATE        TOTAL
                               -----------    ---------------  ------------   -----------
Sales - International          $ 4,354,323          498,421          --         4,852,744
Gross Margin                     1,015,144          292,986          --         1,308,130
Operating expenses and other
        expense                 (1,405,472)      (2,076,292)    (3,004,736)    (6,486,499)
                               -----------      -----------    -----------    -----------
Segment Loss                      (390,327)      (1,783,306)    (3,004,735)    (5,178,369)

                         THREE MONTHS ENDED SEPTEMBER 30, 1999

                                   BIOREN     PHARMACEUTICALS    CORPORATE        TOTAL
                               -----------    ---------------  ------------   -----------
Sales - International          $ 1,313,004          17,883           --         1,330,887
Gross Margin                       320,912          45,911           --           366,823
Operating expenses and other
        expense                   (388,294)       (541,724)      (1,041,421)   (1,971,439)
                               -----------     -----------      -----------    -----------
Segment Loss                       (67,382)       (495,813)      (1,041,421)   (1,604,616)


                          THREE MONTHS ENDED SEPTEMBER 30, 1998

                                   BIOREN     PHARMACEUTICALS    CORPORATE        TOTAL
                               -----------    ---------------  ------------   -----------
Sales - International          $ 1,667,303          298,613         --          1,965,916
Gross Margin                       391,247          134,334         --            525,581
Operating expenses and other
        expense                   (432,590)        (603,407)       (70,592)    (1,106,589)
                               -----------      -----------    -----------    -----------
Segment Loss                       (41,343)        (469,073)       (70,592)      (581,008)

                          BIGMAR, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Bigmar, Inc. (together with its subsidiaries, the "Company") is engaged in manufacturing various pharmaceutical products in Europe and marketing them in Europe and the United States. Its strategy is to supply world markets with a full line of high quality, affordably priced, generic pharmaceutical products, focusing on oncology products. The Company intends to manufacture, in its state of the art facilities in Switzerland, off-patent generic oncology drugs and additional oncology drugs as their patents expire. It will then market these products through pharmaceutical company partners in Europe, the United States and Canada. Bigmar currently has distribution rights to more than 20 generic oncology products.

Bigmar, Inc. was incorporated in Delaware in September, 1995 and has three wholly owned subsidiaries: Bigmar Pharmaceuticals SA - "Pharmaceuticals", Bioren SA - "Bioren" and Bigmar Therapeutics, Inc.- "Therapeutics". Pharmaceuticals and Bioren are both Swiss corporations and Therapeutics is a Delaware corporation.

The Company manages its business segments primarily on a geographic basis with each location representing a distinct segment.

THE COMPANY

The Company's corporate headquarters ("Corporate headquarters"), located in Johnstown, Ohio, include a research and development laboratory used for the testing of generic oncology and related products ("Oncology Products") to be marketed in the United States.

The Company entered into a distribution and marketing arrangement with American Pharmaceutical Partners ("APP") as the exclusive distributor of certain Bigmar generic oncology products in North America and other selected territories. The arrangement initially includes three of Bigmar's market-ready generic oncology products along with several new products to be identified in the future. On August 5, 1999, the Company received its initial order, valued at $ 1.0 million, under this arrangement.

So far this year, the Company has received a total of seven Abbreviated New Drug Application ("ANDA") approvals from the Food and Drug Administration for the following products :

     -  Methotrexate for Injection USP, 1 g/vial (lyophilized)
     -  Methotrexate for Injection USP, 25 mg/ml Preserved (lyophilized)
     -  Methotrexate for Injection USP, 25 mg/ml Preservative-free
        (lyophilized)
     -  Leucovorin Calcium for Injection USP, 200 mg/vial (lyophilized)
     -  Leucovorin Calcium for Injection USP, 500 mg/vial (lyophilized)
     -  Fluorouracil Injection USP, 50 mg/ml
     -  Daunorubicin Hydrochloride for Injection USP, 20 mg/vial (lyophilized)

The Company recently signed a licensing and supply agreement with Graminex, L.L.C. to develop a new prostatitis therapy, BGM-24, and plans to file an Investigational New Drug Application with the FDA for this therapy. Cynthia
R. May, a director and officer of the Company, is currently President of Graminex, L.L.C., a manufacturer and supplier of botanical raw materials containing proprietary active pharmaceutical substances. Jericho II, L.L.C, an investment entity controlled by Ms. May, is a principal shareholder of Bigmar Inc.

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

PHARMACEUTICALS

Pharmaceuticals manufactures and markets Oncology Products, such as Leucovorin Calcium, Methotrexate, and Cisplatin. The Oncology Products are currently marketed in Germany and Spain. Pharmaceuticals' primary strategy is to supply world markets with a full range of high-quality, affordably priced generic pharmaceutical products focusing on oncology. The products are manufactured in its state-of-the-art facilities in Switzerland and marketed through pharmaceutical company partners in Europe and shortly in the United States. Pharmaceuticals has received regulatory approval to manufacture and market certain Oncology Products from the United States Food and Drug Administration ("FDA") and Switzerland's Intercantonal Office for the Control of Medications ("IKS"). Pharmaceuticals' manufacturing facility (the "Bigmar Facility") is located in Barbengo, Switzerland.

THERAPEUTICS

Therapeutics is essentially a shell company and has had no significant business operations as of September 30, 1999.

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

RESULTS OF OPERATIONS

Net sales, in the third quarter of 1999, decreased to $1.3 million from $2.0 million in the third quarter of 1998. Net sales, in the first nine months of 1999, decreased to $4.6 million from $4.9 million in the same period of 1998. The decrease in net sales for the three months ended September 30, 1999 and the nine month period ended September 30, 1999, is explained by the decrease of sales in the oncological field generally and purchases by swiss hospitals that were delayed to the fourth quarter 1999.

Cost of goods sold for the third quarter of 1999 was $1.0 million compared to a cost of goods sold of $1.4 million for the third quarter of 1998. Cost of goods sold, for the first nine months of 1999 was $3.4 million, compared to $3.5 million for the same period of 1998. For both periods, the decrease was attributable to the decrease in sales.

Gross margin decreased by $0.1 million to $0.4 million for the third quarter 1999, as compared to $0.5 million for the third quarter of 1998. As a percentage of net sales, gross margin increased slightly to 27.5% from 26.7% in 1998. The increase is due to cost efficiencies gained in the third quarter. For the nine month period ended September 30, 1999, gross margin amounted to $1.2 million as compared to $1.3 million for the same period of 1998. As a percentage of net sales, gross margin decreased from 27.0% in 1998 to 26.1% in 1999. The change in the gross margin for the year to date is primarily a result of competitive pricing pressure in the European market and the increased raw material costs.

Operating expenses increased by $270,000, or 16%, for the third quarter of 1999 as compared to the third quarter of 1998. The increase is due to increased research and development. Operating expenses, however, decreased by $360,000, or 7%, for the first nine months of 1999 as compared to the same period in 1998. The decrease in operating expenses can be attributed to efforts to minimize general and administrative costs in the current year, which offset increased R & D spending.

Research and development costs increased to $1.0 million from $384,000 in the third quarter of 1999 as compared to the same period in 1998. The increase is due to new product development efforts. Research and development costs increased to $2.2 million from $2.1 million for the nine months ended September 30, 1999 as compared to the same period in 1998 due to new product development as well as efforts to get the Company's facilities and manufacturing processes ready for FDA inspections in 1999.

Selling, general and administrative expenses decreased from $1.3 million to $904,000, or $377,000, from the third quarter of 1998 as compared to the third quarter of 1999. Selling, general and administrative expenses decreased from $3.2 million to $2.8 million, or $467,000, for the nine months ended September 30, 1998 as compared to the same period in 1999. This change in both periods is primarily due to a reduction in personnel as compared to 1998.

For the nine-month period ending September 30, 1999 as compared to the same period of 1998, interest expense decreased by $170,000. Interest expense decreased $37,000 during the third quarter of 1999 as compared to the third quarter of 1998. The decreases are primarily due to a reduction of average outstanding debt and a decrease of interest rates.

Foreign exchange losses amounted to $444,000 for the first nine months of 1999 as compared to the gain of $16,000 for the same period of 1998. For the third quarter of 1999, the Company incurred a gain on foreign current transactions of $242,000 compared to a gain of $811,000 during the third quarter of 1999. The Company experiences fluctuations on foreign currency based on the fluctuations of exchange rates. During the first six months of 1999, appreciation of the US Dollar against the Swiss Franc had a negative impact on certain intercompany accounts receivable denominated in Swiss Francs, resulting in the loss for the nine months ended September 30, 1999. During the third quarter of 1999, the US Dollar depreciated slightly against the Swiss Franc resulting in the foreign currency gain.

As a result of the foregoing, the Company's net loss for the third quarter 1999 amounted to approximately $1.6 million or $0.18 per share, compared to $0.6 million or $0.14 per share for the third quarter of 1998. For the nine months ended September 30, 1999, net loss amounted to $4.9 million or $0.57 per share versus $5.2 million or $1.23 per share during the first nine months of 1998.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1999 and December 31, 1998, the Company had cash and cash equivalents of $26,578 and $140,445, respectively.

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

Inventory totaled approximately $2.9 million at September 30, 1999 and $1.6 million at December 31, 1998. The increase is primarily due to increased production in anticipation of future orders.

Property, plant and equipment totaled approximately $15.4 million at September 30, 1999 and $17.3 million at December 31, 1998. The decrease is primarily due to depreciation and foreign currency fluctuations.

As of September 30, 1999, the Company had various notes, bonds, mortgages and other borrowings totaling approximately $10.1 million, including $440,000 that is short term in nature. These monies were used to partially fund the acquisition of Bioren, to acquire, construct, and equip the manufacturing facility and to fund ongoing research and development and product registration activities. During April 1999, the Company renegotiated two of its debt agreements, whereby maturities of approximately $800,000 were extended to year 2000, and beyond.

During the first nine months of 1999, pursuant to private placement transactions with accredited investors, the Company raised $2,888,995 that was applied to working capital and general corporate purposes.

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

BANCA DEL GOTTARDO FINANCING

On October 26, 1999, the Company entered into a Note Purchase, Paying and Conversion Agency Agreement (the "Note Agreement") with Banca del Gottardo, a bank organized under the laws of Switzerland (the "Bank"). The closing of the transaction under the Note Agreement occurred on October 29, 1999, with net proceeds to be used to finance current operations of the Company.

Under the Note Agreement, the Company issued a global note in the principal amount of approximately two million dollars ($2,000,000). Net proceeds of the note transaction were $1,900,000, after paying the Bank a managing and underwriting commission of five percent (5 %), calculated on the principal amount, and out-of-pocket expenses of $6,700. The Note Agreement contemplates that, from this global amount, the Bank will further sell 60 single notes in denominations of $33,650 (the "Notes"). The term of the Notes is four (4) years, and the interest rate on the Notes is four percent (4 %) per year, payable semi-annually in arrear on April 29 and October 29 of each year until maturity, commencing on April 29, 2000. Such interest is payable in Swiss Francs. The Notes will be convertible, as early as March 1, 2000 up to the close of business on October 22, 2003, into shares of common stock of the Company. Under the Note Agreement and the terms of the Notes, the initial conversion price is $3.75 of principal amount of the Notes for one share of common stock of the Company (initially, 528,000 shares in the aggregate). The conversion price is subject to adjustment based on events such as stock splits and other specified events having an impact on the number of common shares outstanding. The transaction was effected pursuant to Regulation S ("Reg S") promulgated by the United States Securities and Exchange
Commission under the Securities Act of 1933, as amended (the "Act"), and the securities may not be transferred to a U.S. person, as defined in Reg S, for a period of one year following closing. However, the Company has agreed and expects prior to March, 2000, to effect a registration under the Act with respect to resale of the conversion shares.

CITIZENS BANK'S LINE OF CREDIT

In November, 1999 the Company finalized arrangements with Citizens Bank of Saginaw, Michigan for a $2 million revolving line of credit to be used primarily to finance working capital needs in the United States, allowing the Company to focus on growth opportunities from its line of generic oncology drug products. Borrowings under the line of credit will bear interest at the lender's prime rate, and are payable upon demand. The line of credit is (i) guaranteed by affiliates of the Company, including John G. Tramontana, Cynthia R. May, and members of her family.

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

INTERNAL SYSTEMS

The efficient operation of the Company's business is dependent in part on its computer software programs and operating systems (collectively, "Programs and Systems"). These Programs and Systems are used in several areas of the Company's business, including research and development, purchasing, inventory management, sales, shipping, and financial reporting, as well as in various administrative functions. The Company has performed an assessment of its computer systems to determine whether or not they were in compliance with Year 2000 requirements. As of September 30, 1999, Bioren and Pharmaceuticals Programs and Systems, including manufacturing and operations, were found to be in compliance with such requirements. The Company's Headquarters Programs and Systems include an accounting package and a document management system. These Programs and Systems are also in compliance with Year 2000 requirements.

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

CONTINGENCY PLANS

The Company is in the process of developing contingency plans to address a worst case Year 2000 scenario. This contingency plan is expected to be completed by November 1999. Furthermore, no assurance can be given that any or all of the Company's systems are or will be Year 2000 compliant, or that the ultimate costs required to address the Year 2000 issue or the impact of any failure to achieve substantial Year 2000 compliance will not have a material adverse effect on the Company's financial condition.

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

The Company's exposure to market risk did not materially change from June 30, 1999.

                          BIGMAR, INC. AND SUBSIDIARIES


PART II.  OTHER INFORMATION

ITEM 2(c). CHANGES IN SECURITIES - RECENT SALES OF UNREGISTERED SECURITIES

In April, 1999 the Company entered into a Consulting Contract with The Equity Group, Inc. pursuant to which the Company is to receive financial public relations and investor relations services. As part of the consideration for such services, the Company issued to The Equity Group, Inc a warrant for 45,000 shares of common stock. The warrant is exercisable at any time through April 15, 2004 at a price of $3.88 per share, and the Company has granted "piggyback" registration rights with respect to the shares issuable upon exercise.

In August 1999, in private placement transactions pursuant to Section 4(2) and Rule 506, the Company issued 343,333 shares of common stock to accredited investors, including a family member of Cynthia R. May, for $3.00 per share.

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

With respect to the exemption from registration claimed under Rule 506 and
Section 4(2) of the Securities Act of 1933, neither the Company nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or advertising. Prior to making any offer or sale, the Company had reasonable grounds to believe and believed that each prospective investor was capable of evaluating the merits and risks of the investment and was able to bear the economic risk of the investment. Each purchaser represented in writing that such purchaser was an accredited investor and that the securities were being acquired for investment for such purchaser's own account, and agreed that the securities would not be sold without registration under the Securities Act or exemption therefrom. A legend was placed on each certificate evidencing the securities stating that the securities have not been registered under the Securities Act and setting forth restrictions on their transferability.

ITEM 5. OTHER INFORMATION

In June, 1999 the Company entered into a letter of intent with American Pharmaceuticals Partners, Inc. ("APP") pursuant to which APP is granted the exclusive right to distribute certain of the Company's oncology drug products in the United States and Canada. While definitive documentation of the arrangement is expected to be finalized and executed shortly, the Company has received initial orders valued at approximately $1 million, which products are to be delivered in the fourth quarter. Additional orders for approximately $4.0 million of Bigmar oncology products have subsequently been scheduled.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits - 10.60   Note Purchase, Paying and Conversion Agency
                            Agreement and Related Documents for Banca del
                            Gottardo Financing, dated October 26, 1999 (4%
                            Convertible Notes due October, 2003).

                    10.61 Promissory Note for Revolving Line of Credit with Citizens Bank dated July 26, 1999.

                    27.1    Financial Data Schedule

(b)        Form 8-K         There were no reports on Form 8-K for the three
                            months ended September 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 12, 1999

                             BIGMAR, INC.
                             ------------
                             REGISTRANT


                             By:  /s/ Philippe Rohrer
                                 ---------------------------------------------
                                      Philippe Rohrer
                                      CHIEF FINANCIAL OFFICER; SECRETARY AND
                                      TREASURER