Form 10KSB
period 1999-12-31
BIGMAR INC
filed 2000-03-31
CIK 1012466

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

COMMISSION FILE NO. 1-14416

                                  BIGMAR, INC.
            (Exact name of registrant as specified in its charter)

           DELAWARE                                            31-1445779
 (State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)

       9711 SPORTSMAN CLUB ROAD
           JOHNSTOWN, OHIO                                       43031
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                         Yes X         No

The aggregate market value of Common Stock held by non-affiliates is $3,853,000 based on a closing sale price of $3.00 per share on March 23, 2000. As of March 23, 2000, 8,993,973 shares of $.001 par value Common Stock were issued and outstanding.

Issuer's revenues for its most recent fiscal year were $7,725,362.

                       DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III of Form 10-K is incorporated herein by reference to the registrant's definitive Proxy Statement relating to its 2000 annual meeting of stockholders to be held in May, 2000.

                                     PART I

ITEM 1. BUSINESS

GENERAL

BIGMAR. Bigmar, Inc. ("the Company") was incorporated in Delaware in September 1995. It has three wholly owned subsidiaries: Bioren SA ("Bioren"), Bigmar Pharmaceuticals SA ("Pharmaceuticals"), and Bigmar Therapeutics ("Therapeutics"). Bioren, a Swiss corporation, was formed in July 1986. Pharmaceuticals, also a Swiss corporation, was formed in January 1992 under the name BVI, SA. Therapeutics, a Delaware corporation, was formed in September 1995 under the name Bioren, Inc.; the name was changed in November 1995. The Company consumated its initial public offering in June 1996.

The Company's corporate headquarters located in Johnstown, Ohio, include research and development laboratories used for testing of generic oncology pharmaceuticals and related products ("Oncology Products") to be marketed in the United States.

The Company manufactures generic pharmaceutical oncology products and intravenous infusion solutions through its Swiss subsidiaries and markets these products in Europe, the United States and other countries primarily through pharmaceutical distributors. Currently, the Company has distribution rights for more than 20 generic oncology products. At December 31, 1999, the Company employed 71 full-time and 8 part-time associates in the following functional areas: manufacturing and quality control-56; marketing and sales-9; research and development, including regulatory affairs-9; and administration-5. All but three of the Company's employees are located in Switzerland and none of the employees is a party to any collective bargaining agreements. Financial information relating to Bigmar Inc. business segments and operations in various geographic areas of the world is provided in the accompanying Notes to the Consolidated Financial Statements

BIOREN. Bioren is engaged in manufacturing and marketing various pharmaceutical products in Switzerland. Current products include 18 types of intravenous infusion solutions and other related products ("IV Solutions"). Bioren's strategy is to expand its current IV Solutions product line and its market penetration. Bioren's manufacturing facility (the "Bioren Facility") is located in Couvet, Switzerland.

PHARMACEUTICALS. Pharmaceuticals manufactures and markets Oncology Products, such as calcium leucovorin, methotrexate, and cisplatin. The Oncology Products are currently marketed in the United States, Italy, Germany, Switzerland and Spain. Pharmaceuticals' primary strategy is to supply world markets with a full line of high-quality, affordably priced generic pharmaceutical products focusing on oncology. The products are manufactured in its state-of-the-art facilities in Switzerland and marketed through pharmaceutical company partners in Europe. The products were marketed in the United States since end of October 1999. Pharmaceuticals has received regulatory approval to manufacture and market certain Oncology Products from the United States Food and Drug Administration ("FDA") and Switzerland's Intercantonal Office for the Control of Medications ("IKS"). Pharmaceuticals' manufacturing facility (the "Bigmar Facility") is located in Barbengo, Switzerland.

THERAPEUTICS. Therapeutics is essentially a shell company and has had no significant business operations as of December 31, 1999.

PRODUCTS

IV SOLUTIONS. Bioren's Facility manufactures and markets IV Solutions. The IV Solutions generally consist of different chemical entities, such as sodium chloride, electrolytes, carbohydrates and other nutrients and antibiotic solutions such as Metronidazole, which are administered to patients intravenously. The Company markets IV Solutions through its own sales force to hospitals, clinics, retirement homes, nursing homes, managed health care organizations, home infusion providers and other health care providers in Switzerland. The Company intends to continue manufacturing and marketing IV Solutions and is seeking to penetrate additional markets in Switzerland and the United Kingdom.

In March 1995, Bioren and PLM Langeskov A/S ("PLM") entered into an agreement, which grants Bioren the exclusive right to distribute its IV Solutions throughout Switzerland and Liechtenstein in PLM's collapsible containers. The agreement expires in the year 2005, unless it is earlier terminated. Under the terms of the agreement, PLM is entitled to terminate the exclusive right contained in the agreement if, among other things, Bioren does not purchase a minimum number of intravenous solution containers each year. In addition, either party may terminate the agreement upon the occurrence of certain specified conditions. The termination of the agreement would have a material adverse effect on the Company.

ONCOLOGY PRODUCTS. The Company currently markets various generic oncology products in United States and Europe. In 1999, the Company received a total of seven Abbreviated New Drug Application ("ANDAs" or "ANDA") approvals from the FDA for:

     -    Methotrexate for Injection USP, 1g vial (Preservative-free)

     -    Methotrexate Injection USP, 50 mg and 250 mg vial (Preserved)

     - Methotrexate Injection USP, 50 mg, 100 mg, 200 mg and 250 mg vial (Preservative-free)

     -    Leucovorin Calcium for Injection USP, 200 mg vial (Preservative-free)

     -    Leucovorin Calcium for Injection USP, 500 mg vial (Preservative-free)

     -    Fluorouracil Injection USP, 250 mg and 500 mg vial

     -    Daunorubicin Hydrochloride for Injection USP, 20mg vial

The Methotrexate products are indicated in the treatment of various neoplastic diseases. The Leucovorin products are used to diminish toxicity and counteract the effects of impaired methotrexate elimination and of inadvertent overdosages of folic acid antagonists. Leucovorin Calcium for Injection, 500mg is also indicated in combination with 5-Fluorouracil in the palliative treatment of patients with advanced colorectal cancer,carcinoma of colon, rectum, breast, stomach and pancreas. The approval of Leucovorin Calcium for Injection USP, 500 mg provides a unique proprietary position, as the Company is the first to offer this configuration in the United States. Approval of this product represents an important step in adressing the specific dosage needs of the patient population who depend on them. The estimed combined total 1998 domestic market for all seven approved products was approximately $170 million. Competition in generic oncology drugs for the U.S. market is limited to only one or two suppliers. The strong demand for Daunorubicin Hydrochloride for Injection should enable the Company to establish a strong market presence for this product and result in an increase in overall Company sales.

The Company has already received a total of three registrations in Switzerland for the following products:

     -    Methotrexate Injection USP, 50 mg and 200 mg vial

     -    Calcium Folinate for Injection USP, 50 mg vial

     -    Doxorubicin for Injection 10 mg, 20 mg and 50 mg vial

With its strong experience on the Swiss marketplace and close relationships with Swiss hospitals, Bioren began to launch its first oncology pharmaceuticals during 1999.

PROPOSED PRODUCTS. Most of the off-patent multi-source drugs (meaning all drugs for which the patent has expired and which are available from more than one supplier in one country) are cytotoxic drugs, which are exclusively sold to the hospital market in the form of injectables. The Company has identified approximately 30 oncological drugs that are currently off-patent and sold in generic form and 15 additional oncological drugs that the Company believes will become generic by the year 2000. Generic drugs are the chemical and therapeutic equivalents of brand name drugs and generally are marketed once the patent on the proprietary drug has expired.

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

Many of the Company's competitors, including all of the companies referred to above, have substantially greater financial technical resources, production and marketing capabilities than the Company. The Company believes that the principal competitive factors affecting its products and proposed products are timing of product introduction, price, quality, and service. The Company believes that quality and service continue to be an advantage in the sale of IV Solutions. It also believes that the price, timing, quality, customer service and breadth of its product line are all important competitive factors for its oncological products and proposed oncological products. However, the competitor's ability to introduce generic versions of products promptly after a drug's patent expires and the breadth of their product lines may give them a competitive advantage over the Company.

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

Recently, the Company finalized a five year distribution and marketing agreement with American Pharmaceutical Partners ("APP") as the exclusive distributor of certain generic oncology products, manufactured by the Company, in North America and Canada. The agreement includes three market-ready generic oncology products on an exclusive basis -Methotrexate for Injection, 1gr -Calcium Leucovorin for Injection, 200mg and 500mg -Daunorubicin Hydrochloride for Injection, 20mg along with several oncology products on a non-exclusive basis. On August 5, 1999, the Company received its initial order, valued at $1.0 million, under this arrangement. APP has also indicated its plans to order additional generic oncology products produced by the Company and used for remission in various types of cancer.

The Company has given other companies the exclusive right to market and distribute, in various territories, its oncological products as well as the right of first refusal to market and distribute other products in such areas. As a result Bigmar:

- Cannot independently market products that are covered under these agreements;

-    Does not have control of marketing abilities or strategies; and

- Cannot make any other strategic alliances or collaborative arrangements regarding a product which is covered by an exclusive deal or right of first refusal.

The acceptance of the Company's product in the marketplace is dependent upon these exclusive disributors' ability to demonstrate the benefits of our products to the medical and health care communities and to sell commercial quantities of our products at acceptable costs.

The Company recently signed a licensing and supply agreement with Graminex, L.L.C. to develop a new prostatitis therapy, BGM-24, and plans to file an Investigational New Drug Application with the FDA for this therapy. Cynthia R. May, a director and officer of the Company, is currently President of Graminex, L.L.C., a manufacturer and supplier of botanical raw materials containing proprietary active pharmaceutical substances. Jericho II, L.L.C., an investment entity controlled by Ms. May, is a principal shareholder of Bigmar, Inc.

Bioren markets IV Solutions through its own sales force to health care providers and third-party payors in Switzerland. Bioren has entered into exclusive arrangements with non-affiliated pharmaceutical companies to market certain IV Solution products in Switzerland and the United Kingdom.

Pharmaceuticals markets its registered products to pharmaceutical companies. Pharmaceuticals does not market its other products directly to the public. Pharmaceuticals has entered into exclusive arrangements with various non-affiliated pharmaceutical companies to market certain Oncology Products, manufactured or licensed by the Company in the United States, Germany, Italy, Spain and Brazil. The amount of resources and time that any of these collaborators devote towards marketing and sales of the Company's products are not within the Company's control. The termination of any of these agreements would have a material adverse effect on the Company.

The Company's sales are not subject to significant variations due to seasonal changes.

RESEARCH AND DEVELOPMENT

The Company's research and development activities focus on three areas:

-    Formulating raw materials into finished products

- Scaling up the development from the laboratory phase to the production phase

-    Conducting stability and bio-equivalency testing of the finished products

During 1999, the Company received approvals for seven ANDA's from the FDA. The approved ANDA's are for certain oncology products manufactured by Pharmaceuticals (see "Manufacturing and Suppliers" below). The Company also received approval from Switzerland's IKS to utilize IV bags as a drug delivery system for Metronidazole, an antibiotic used in the treatment of serious infections caused by anaerobic bacteria. This approval allows the Company to manufacture and market IV bags within Switzerland.

The Company also filed for approval from the IKS for the formulation of Nitroglycerin and Bupivacaine in IV bags. Nitroglycerin is used in treating patients with heart disease; Bupivacaine in used in conjunction with patient-controlled pumps. Bupivacaine is a local anesthetic used in pain management.

By leveraging Pharmaceuticals' expertise in using Isolator Technology along with Bioren's infusion production capabilities, the Company seek to become the first company offering generic oncology drugs in IV bags, which have been traditionally delivered in vials. Because oncology drugs are very toxic and dangerous to handle, formulating various dosages in IV bags would be an advantage for hospital staff administering the drugs.

The Company's research and development expenditures totaled $2,741,809 and $2,375,034 for the years ending December 31, 1998 and 1999, respectively.

To the Company's knowledge, there are no claims against it for infringement of any third party intellectual property. However, the Company's ability to sell its products and proposed products depends on not infringing the proprietary rights of competitors. Patents concerning pharmaceutical products are often uncertain and involve complex legal, scientific and factual questions. Laws regarding the enforceability of that intellectual property also vary from country to country. The Company has no assurance that such intellectual property issues will be uniformly resolved or that local laws will provide consistent rights and benefits.

MANUFACTURING AND SUPPLIERS

The Company has two production facilities, the Bioren facility and Pharmaceutical's facility. The Bioren facility is a 57,000 square foot facility in Couvet, Switzerland where the Company manufactures and markets IV Solutions and will manufacture non-toxic pharmaceutical products. The Company has dedicated approximately 25,000 square feet of the Bioren facility to test and manufacture certain oncological products such as calcium leucovorin. Pharmaceuticals facility is a 25,000 square foot, state-of-the-art facility in Barbengo, Switzerland where the Company manufactures Oncology Products.

The capital costs associated with equipping a facility and manufacturing oncology products are substantial and the manufacturing process is complex. The FDA and foreign regulatory authorities regulate facilities in which oncology products are manufactured and the method of manufacture, as well as the employees' working conditions. Because the manufacturing of cytotoxic oncology products is expensive and complex, only a few companies throughout the world engage in their manufacture.

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

GOVERNMENTAL REGULATIONS

UNITED STATES. The Company's research and development activities and the production and marketing of the Company's licensed and owned products and proposed products are subject to compliance with a wide range of regulatory requirements by numerous governmental authorities in the United States and in other countries. In the United States, drugs are subject to rigorous review by the FDA. The Federal Food, Drug, and Cosmetic Act and other Federal statutes and regulations govern or influence the research, testing, manufacture, safety, labeling, storage, record keeping, approval, distribution, reporting, advertising and promotion of such products.

Non-compliance with applicable requirements can result in recall, injunction or seizure of products; imposition of import restrictions; refusal of the government to approve new product applications; prevention from entering into government supply contracts; withdrawal of previously approved applications and, in certain circumstances, criminal prosecution.

In order to obtain FDA approval of a drug, companies must generally submit proof of safety and efficacy. In some cases such proof entails extensive clinical and pre-clinical laboratory tests. The testing, preparation of necessary applications and processing of those applications by the FDA is expensive and may take several years to complete. There is no assurance that the FDA will act favorably or in a timely manner in reviewing submitted applications, and the Company may encounter significant difficulties or costs in its efforts to obtain FDA approvals, which could delay or preclude the Company from marketing any products it may develop. The FDA may also require post-marketing testing and surveillance of approved products, or place other conditions on the approvals. These requirements could make it more difficult or expensive to sell the products, and therefore could restrict the commercial applications of such products. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. For patented products or technologies, delays imposed by the governmental approval process may materially reduce the period during which the Company will have the exclusive right to exploit such technologies; however, an additional period of up to five years may be added to the term of the patent in such circumstance.

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

Typically, pre-clinical studies are conducted in the laboratory and in animal model systems to gain preliminary information on the drug's pharmacology and toxicology and to identify any potential safety problems that would preclude testing in humans. The results of these studies are submitted to the FDA as part of the IND application. Testing in humans may commence 30 days after submission of the IND unless the FDA places the IND on "clinical hold." A three-phase clinical trial program is usually required for FDA approval of a pharmaceutical product. Phase I clinical trials are designed to determine the metabolism and pharmacological effects of the drug in humans, the side effects associated with increasing doses, and, possibly, to obtain early indications of efficacy. These studies generally involve a small number of healthy volunteer subjects, but may be conducted in people with the disease the drug is intended to treat. Phase II studies are conducted to evaluate the effectiveness of the drug for a particular indication and thus involve patients with the disease under study. These studies also provide evidence of the short-term side effects and risks associated with the drug. Phase III studies are generally designed to provide the substantial evidence of safety and effectiveness of a drug required to obtain FDA approval. They often involve a substantial number of patients in multiple study centers and may include chronic administration of the drug in order to assess the overall benefit-risk relationship of the drug. Upon completion of clinical testing that demonstrates that the product is safe and effective for a specific indication, a NDA may be submitted to the FDA. This application includes details of the manufacturing and testing processes, pre-clinical studies and clinical trials. The FDA closely monitors the progress of each of the three phases of clinical testing and may, at its discretion, re-evaluate, alter, suspend or terminate the testing based on the data that has been accumulated to that point and its assessment of the risk/benefit ratio to the patient. Typical estimates of the total time required for completing such clinical testing vary between four and ten years. The clinical testing and FDA review process for new drugs are likely to require substantial time, effort and expense. The Company anticipates that all its proprietary oncological products will be required to be approved through the NDA process.

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

The Drug Price Competition and Patent Term Restoration Act of 1984 ("Drug Price Act") established a new abbreviated procedure for obtaining FDA approval for those generic drugs that are equivalents of brand name drugs. For drugs that contain the same active ingredient as drugs already approved for use in the United States, FDA ordinarily requires bioequivalence data illustrating that the generic drug formulation is, within an acceptable range, equivalent to a previously approved drug. A generic drug manufacturer is not required to submit the clinical data to establish the safety and effectiveness of the product. Instead, the Drug Price Act allows the FDA to rely on bioequivalence data to approve Abbreviated New Drug Applications ("ANDAs"). "Bioequivalence" compares the bioavailability of one drug product with another and, when established, indicates that the rate of absorption and the levels of concentration of a generic drug in the body are substantially equivalent to those of the previously approved drug. The Company anticipates that it will submit ANDAs to the FDA for approval of those generic oncological products that are intended to be marketed in the United States. According to information published by FDA, it currently takes approximately one to three years on average to obtain FDA approval of an ANDA following the date of its first submission to FDA. Due to the experience of its senior management in submitting ANDAs to the FDA, the Company believes that it will be able to obtain FDA approval for each of its proposed oncological products well below the industry average of approximately 27 months.

The Drug Price Act, in addition to establishing a new ANDA procedure, created new statutory protection for approved brand name drugs. Prior to enactment of the Drug Price Act, the FDA gave no consideration to the patent status of a previously approved drug in deciding whether to approve an ANDA. Under the Drug Price Act, however, the effective date of approval of an ANDA can depend, under certain circumstances, on the patent status of the brand name drug. Additionally, the Drug Price Act, in certain circumstances, provides for extension of the term of certain patents to cover a drug by up to an additional five years to compensate the patent holder for the reduction of the effective market life of a patent due to the time involved in federal regulatory review.

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

GERMANY. In Germany, drugs for human use can be marketed only if they are approved in advance either by the Federal Institute for Medicinal Products and Medical Devices ("BfArM") in Berlin or by the European Union ("EU") Commission after a substantive review of all safety, quality and efficacy data. The application for a marketing authorization requires the preparation and submission of extensive data and files. The applicant must produce the results of analytical, pharmacological/toxicological and clinical studies and related experts' opinions. The production of these data usually requires a long-term pre-clinical examination phase. The details of the requirements are prescribed in administrative regulations such as the Medicinal Products Guidelines. Clinical trials in Germany are monitored by the state authorities. In theory, once a complete application has been submitted to the BfArM, a decision must be issued within four months, in exceptional cases within seven months. In practice, however, a term of review by the BfArM generally takes three to five years. The marketing authorization of a new substance triggers fees to the BfArM, the amount of which can vary, depending on the amount of work required of the authority, the kind of procedure and the result of such procedure.

SWITZERLAND. In Switzerland, approval of the production and sale of drugs for human use is regulated on a cantonal level rather than a federal level. The cantons of Switzerland have organized the Intercantonal Office for the Control of Medications (the "IKS") as an authority for the approval of pharmaceuticals. Based on approval by the IKS, the cantons then grant permission for the production and sale of such approved pharmaceuticals. Theoretically, each canton is still entitled to deny approval of a particular medication. However, cantons generally follow the decision of the IKS.

The IKS reviews all applicable safety, quality and effectiveness data, as well as data relating to the cost effectiveness of the product. To obtain approval from the IKS, the manufacturer must submit analytical, chemical, pharmacological and toxicological data based on animal trials and human clinical studies. The IKS approves the manufacturing of products only after having checked the conformity to applicable standards of the World Health Organization or the Pharmaceutical Inspection Convention. The IKS also will inspect the manufacturing facility to determine if the manufacturer is complying with good manufacturing practices before approval is granted to produce the drug product. For generic products, pharmacological and toxicological data are not required to be submitted to the IKS. To date, all of the Company's pharmaceutical products that have been approved by the IKS are generic products.

EUROPEAN UNION. On January 1, 1995, the European Union ("EU") established new procedures for the approval of pharmaceuticals and created a new coordinating body, the EMEA. Germany is a member of the EU; Switzerland is not. Under the new procedures, which are optional for certain other pharmaceutical products, in particular those with new chemical agents, applications are filed with the EMEA and are evaluated scientifically by the Committee for Proprietary Medicinal Products ("CPMP"). The CPMP consists of representatives of the national registration authorities. For each application, a Rapporteur, (i.e. one of the national authorities) is appointed and has the overall responsibility for the review of the application. The Rapporteur prepares an assessment report for the CPMP. The EU Commission will generally follow the CPMP's scientific evaluation. If one or more member states objects, the EU Council will decide the matter; otherwise, the decision is rendered by the EU Commission on the basis of the CPMP evaluation. This is known as the centralized procedure.

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

THIRD-PARTY REIMBURSEMENT

UNITED STATES. The Company's revenues and profitability may be affected by the ongoing efforts of third-party payors to contain or reduce the costs of healthcare by lowering reimbursement payment rates, increasing case management review of services and negotiating reduced contract pricing and reimbursement caps. In the event any of the Company's products become subject to a maximum reimbursement rate, the prices the Company will be able to charge its customers and, its results of operations may be adversely affected.

Successful commercialization of the Company's owned or licensed products may depend in part on the availability of adequate reimbursement from third-party health care payors such as Medicare, Medicaid, and private insurance plans. Reimbursement rules vary from payor to payor, and reimbursement also may depend upon the setting in which a particular item or service is furnished.

In general, payors exclude payment for items and services that are deemed to be not medically "reasonable and necessary," or which are considered to be not safe and effective, experimental or investigative, or not medically appropriate for the patient. In making these determinations, payors typically rely on studies published in peer-reviewed medical journals, the opinions of recognized medical specialty societies, and the practices of physicians in the local medical community. Some payors are also beginning to consider the cost of a new item or service in comparison to existing alternatives in determining whether and how much they will reimburse for a new technology. FDA clearance or approval to begin marketing a drug generally is required by payors as a condition of coverage, but such clearance or approval alone does not assure that the payor will reimburse for the drug treatment.

Most medical procedures involve payment for the physician service and, in cases where the service is provided outside of the physician's office, payment for the facility costs, including supplies furnished in connection with the procedure. Medicare, which is a federal government program that primarily reimburses health care furnished to the elderly and disabled, pays for physician services based on a physician fee schedule, which assigns a payment weight for each covered physician procedure.

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

Virtually every state as well as the District of Columbia has enacted legislation permitting the substitution of equivalent generic prescription drugs for brand name drugs where authorized or not prohibited by the prescribing physician. Currently 13 states mandate generic substitution in Medicaid programs.

GERMANY. About 90% of Germans are members of statutory health insurance programs. These health insurance providers are public bodies independent from the government and are funded equally by employers and employees. Their catalogue of services for which they will provide reimbursement is widely influenced by government regulations. Managed Care and HMO's are still unknown in Germany although various elements of these systems will probably be adopted in the future. The economic success of a drug product in Germany is widely dependent upon acceptance of the drug by the statutory health insurance providers.

Certain drugs are generally excluded from reimbursement, however. These include medications to treat minor diseases like colds and influenza and drugs which have been determined by the Federal Ministry of Health to be "uneconomical," (e.g., medicinal products with more than three active ingredients). The Federal Ministry of Health is authorized to amend this "negative list" at any time. Health insurance providers generally deny reimbursement for drugs used in clinical trials. Although drugs can generally be prescribed by a doctor "off label" (i.e., beyond their approved indication) and still be reimbursed, there are cases where the reimbursement of oncological drugs off-label was denied on the basis that the treatment was experimental.

The health insurance providers are also authorized to set maximum reimbursement levels for generic drugs. As soon as two products with identical or chemically similar ingredients or similar therapeutic effects are on the market, the health insurance providers may set a maximum reimbursement amount. This participating countries for a transition period between January 1, 1999 and December 31, 2001. Between January 1, 2002 and July 1, 2002, the participating countries will introduce Euro notes and coins and withdraw all legacy currencies so that they will no longer be available. Based on current information and management's current assessment, the Company does not expect that Euro conversion will have a material adverse effect on its business or financial condition.

In the normal course of business, operations of the Company are exposed to fluctuations in currency values. These fluctuations can vary the costs of financing, investing, and operating activities. The Company does not have any programs in place to control these risks.

The Company's foreign currency risk exposure results from fluctuating currency exchange rates, primarily the fluctuation of the U.S. dollar against the Swiss Franc ("Sfr"). The Company faces transactional currency exposures that arise when its foreign subsidiaries (or the Company itself) enter into transactions denominated in currencies other than their local currency. The Company also faces currency exposure that arises from translating the results of its Swiss operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. The Company does not have any programs in place to control these risks. Effective January 1, 2000, $7.6 million of the intercompany debt outstanding will no longer be considered short-term as repayment is not expected in the foreseeable future. Accordingly, the gain or loss on translating such debt will be included in the cumulative translation adjustment as a separate component of stockholders' equity.

The table below provides information about the Company's financial instruments by functional currency and presents such information in U.S. dollar equivalents:


                                                                            EXPECTED MATURITY DATE
                                                                  --------------------------------------
                                                 2000         2001            2002           2003        2004        Thereafter
                                               --------     -------        ---------      ---------    ---------    ------------
(US$ Equivalent)
except average interest rate
      Long-Term Debt:
Fixed Rate ($US).................             $    --           --         4,000,000          --           --             --
Average interest rate............                  --           --               8.0%         --           --             --
Fixed Rate (Sfr).................             $ 156,544         --              --       1,878,522         --             --
Average interest rate............                   4.4%        --              --             4.0%        --             --
Variable Rate (Sfr)..............             $ 475,892      632,436         569,818       381,966    381,966      2,917,971
Average interest rate............                   5.5%         4.2%            4.4%          4.6%       4.7%           3.3%


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a)

The information required under Item 9 will be contained in the definitive Proxy Statement (the "Proxy Statement") of the Company for its 2000 Annual Meeting of Stockholders to be held in May 2000 under the headings "Election of Directors" and "Executive Compensation and Other Information" and is incorporated herein by reference. The Proxy Statement will be filed pursuant to Regulation 14A with the Securities and Exchange Commission no later than 120 days after December 31, 1999.

ITEM 10. EXECUTIVE COMPENSATION

The information required under Item 10 will be contained in the Proxy Statement under the heading "Executive Compensation and Other Information" and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL, OWNERS AND MANAGEMENT

The information required under Item 11 will be contained in the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required under Item 12 will be contained in the Proxy Statement under the headings "Certain Transactions" and "Executive Compensation and Other Information - Compensation Committee Interlocks and Insider Participation" and is incorporated herein by reference.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

    -  Independent Auditors' Report

    -  Consolidated Balance Sheets

        -  December 31, 1999 and 1998

    -  Consolidated Statements of Operations

        -  Years ended December 31, 1999, 1998 and 1997

    -  Consolidated Statements of  Stockholders' Equity

        -  Years ended December 31, 1999, 1998 and 1997

    -  Consolidated Statements of Cash Flows

        -  Years ended December 31, 1999, 1998 and 1997

    -  Consolidated Statements of  Comprehensive Income (Loss)

        -  Years ended December 31, 1999, 1998 and 1997

    -  Notes to Consolidated Financial Statements

(b)  EXHIBITS:

NUMBER                         DESCRIPTION OF EXHIBIT                                                           FILING STATUS
------          ---------------------------------------------------------------------------------              --------------
3.1             Restated and Amended Certificate of Incorporation                                                     a

3.1(a)          Certificate of Correction to Restated and Amended Certificate of Incorporation of                     a
                the Registrant

3.1(b)          Certificate of Amendment of Amended and Restated Certificate of  Incorporation of                     l
                Bigmar, Inc.

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

10.6            Form of Indemnification Agreement                                                                     a

10.7            Employment Agreement, dated as of April 15, 1996, between the Registrant and John G.                  a
                Tramontana

10.8            Form of Medical Advisory Agreement                                                                    a

10.9            Form of Scientific Advisory Agreement                                                                 a

10.10           Exclusive Distribution and Supply Agreement, dated November 5, 1995, between                          a
                Bigmar Pharmaceuticals SA and AB Cernelle

10.11           Technical Services Agreement, dated November 5, 1995, between Bigmar                                  a
                Pharmaceuticals SA and AB Cernelle

10.12           License and Supply Agreement, dated November 14, 1995, between Bigmar                                 a
                Pharmaceuticals SA and Bioferment division of Cerbios-Pharma SA

10.13           Exclusive Distribution and Supply Agreement, dated as of December 14, 1995,                           a
                between Bigmar Pharmaceuticals SA and Bioferment division of Cerbios-Pharma SA

10.14           Exclusive Distribution Agreement, dated November 14, 1995, between Bioren SA and                      a
                SAPEC division of Cerbios-Pharma SA

10.15           Stock for Stock Exchange Agreement, dated April 9, 1996, between the Registrant and                   a
                its stockholders

10.16           Contribution Agreement, dated April 8, 1996, between the Registrant and its                           a
                stockholders

10.17           Exclusive Distribution Agreement, dated December 22, 1995, between Bigmar                             a
                Pharmaceuticals SA and Boehringer Mannheim Italia S.p.A.



NUMBER                         DESCRIPTION OF EXHIBIT                                                           FILING STATUS
------          ---------------------------------------------------------------------------------              --------------
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

10.44          Cancellation Agreement, dated as of March 27, 1997, between the Registrant and                         c
               Cerbios-Pharma

10.45          Libor Mortgage Loan Agreement, dated February 26, 1997, between the Union Bank of                      c
               Switzerland, and the Registrant

10.46          Credit Contract and Libor Loan Contract, dated December 13, 1996, between Union Bank                   c
               of Switzerland and the Registrant

10.47*         Employment Agreement, dated as of July 1, 1996, between the Registrant and Albert Z.                   c
               Hodge

10.48*         Employment Agreement, dated as of April 15, 1996, between the Registrant and Peter                     c
               P. Stoelzle



NUMBER                         DESCRIPTION OF EXHIBIT                                                           FILING STATUS
------          ---------------------------------------------------------------------------------              --------------
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

10.54          Registrant's 1997 Stock Option Plan                                                                    i

10.55*         Form of Non-qualified Stock Option Agreement under the 1997 Stock Option Plan                          i

10.56*         Form of Incentive Stock Option Agreement under the 1997 Stock Option Plan                              i

10.57          Issuance of Warrants to Purchase Convertible Preferred Stock to obtain a $6.0                          j
               million Credit Line Guarantee

10.58          [Intentionally left blank]

10.59          Possible NASDAQ Delisting                                                                              k

10.60          Note Purchase, Paying and Conversion Agency Agreement and Related Documents                            m
               for Banca del Gottardo Financing, dated October 26, 1999

10.61          Promissory Note for Revolving Line of Credit with Citizens Bank dated July26, 1999                     m

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

16.02          Letter re: Change in Registrants Certifying Accountant as Amended, dated as of                         h
               September 30, 1997

21.10          Subsidiaries of the Registrant                                                                         a

23.01          Consent of KPMG LLP                                                                               Filed herewith

27.00          Financial Data Schedule                                                                           Filed herewith

*Includes compensatory plan or arrangements required to be filed pursuant to
Item 13 of this Form 10-KSB.

(a) Incorporated by reference to the Company's Registration Statement No. 333-3830, declared effective by the Securities and Exchange Commission on June 19, 1996.

(b) Incorporated by reference to the Company's Form 8-K dated May 2, 1997.

(c) Previously filed with reports on Form 10-K 1996.

(d) Incorporated by reference to the Company's Form 10-Q for the quarter ending March 31, 1997.

(e) Previously filed with reports on Form 10-Q for the quarter ending June 30, 1997.

(f) Incorporated by reference to the Company's Form 8-K dated August 29, 1997.

(g) Incorporated by reference to the Company's Form 8-K dated August 22, 1997.

(h) Incorporated by reference to the Company's Form 8-K/A Amendment No.1, dated September 29, 1997.

(i) Previously filed with reports on Form 10-K 1997.

(j) Incorporated by reference to the Company's Form 8-K dated May 28, 1998.

(k) Incorporated by reference to the Company's Form 8-K dated December 10, 1998.

(l) Incorporated by reference to the Company's Form 10-K for year ending December 31, 1998.

(m) Incorporated by reference to the Company's Form 10-Q for the quarter ending September 30, 1999.

(b) REPORTS ON FORM 8-K.

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2000              BIGMAR, INC.

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

           SIGNATURE                                       CAPACITY                                 DATE
   -------------------------------------         --------------------------                     -------------------

                                                 Chairman of the Board of
    /s/ JOHN G. TRAMONTANA                       Director and Chief
   --------------------------------------        Executive Officer                              March 30, 2000
             John G. Tramontana                  (Principal Executive Officer)

    /s/ CYNTHIA R. MAY                           Vice President-Administration
   --------------------------------------        and Director                                   March 30, 2000
           Cynthia R. May

    /s/ PHILIPPE ROHRER
   --------------------------------------        Treasurer, Secretary, and                      March 30, 2000
            Philippe Rohrer                      Director (Principal Financial Officer)

    /s/ BERNARD KRAMER
   --------------------------------------        Director                                       March 30, 2000
             Bernard Kramer

    /s/ MASSIMO PEDRANI
   --------------------------------------        Director                                       March 30, 2000
            Massimo Pedrani

                                           BIGMAR, INC. AND SUBSIDIARIES
                                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                             PAGE
                                                                           -------
 Independent Auditors' Report............................................     F-2

Consolidated Balance Sheets..............................................     F-3
     December 31, 1999 and 1998

Consolidated Statements of Operations....................................     F-4
     Years ended December 31, 1999, 1998 and 1997

Consolidated Statements of Stockholders' Equity..........................     F-5
     Years ended December 31, 1999, 1998 and 1997

 Consolidated Statements of Cash Flows...................................     F-6
     Years ended December 31, 1999, 1998 and 1997

 Consolidated Statements of Comprehensive Income (Loss)..................     F-7
     Years ended December 31, 1999, 1998 and 1997

 Notes to Consolidated Financial Statements..............................     F-8

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders

Bigmar, Inc.:

We have audited the accompanying consolidated financial statements of Bigmar, Inc. and subsidiaries as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bigmar, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(c) to the consolidated financial statements, the Company has suffered recurring losses from operations, and anticipates it will require additional financing in order to fund its operations during 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1(c). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KPMG LLP

Columbus, Ohio
March 16, 2000

                          BIGMAR, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                                                           1999           1998
                                                      -------------  ------------
                                 ASSETS

CURRENT ASSETS:
Cash and cash equivalents...........................  $     155,854       140,445
Accounts receivable.................................      2,138,115       927,200
Inventories (Note 2)................................      2,470,234     1,611,588
Prepaid expenses and other current assets...........        248,504       244,320
                                                      -------------  ------------
Total current assets................................      5,012,707     2,923,553
Property, plant and equipment, net (Note 3).........     14,380,877    17,350,004
Intangible and other assets, net....................        405,168       435,625
                                                      -------------  ------------
Total...............................................  $  19,798,752    20,709,182
                                                      -------------  ------------
                                                      -------------  ------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable... ................................      2,320,411     1,761,903
Notes payable (Note 4)..............................      3,362,038     1,769,285
Current portion of long-term debt (Note 5)..........        632,436     1,288,040
Due to related parties (Note 13)....................             --       321,149
Accrued expenses and other current liabilities......        985,386       848,394
                                                      -------------  ------------
Total current liabilities...........................      7,300,271     5,988,771
Long-term debt, excluding current portion (Note 5)..     10,762,680     9,487,445
                                                      -------------  ------------
Total liabilities...................................     18,062,951    15,476,216
                                                      -------------  ------------
STOCKHOLDERS' EQUITY (Notes 7, 9 and 10):
Preferred stock ($.001 par value; 5,000,000 shares

Authorized; none issued) ...........................            --             --
Common stock ($.001 par value; 20,000,000 shares
Authorized; 8,993,973 and 8,027,308 shares issued
and outstanding at December 31, 1999 and 1998,
respectively).......................................         8,994         8,027
Additional paid-in capital..........................    25,312,467    22,317,324
Retained earnings (deficit).........................   (22,558,611)  (16,234,332)
Cumulative translation adjustment...................    (1,027,049)     (858,053)
                                                      -------------  ------------
Total stockholders' equity..........................     1,735,801     5,232,966
                                                      -------------  ------------
Commitments (Note 13)

Total............................................... $  19,798,752    20,709,182
                                                      -------------  ------------
                                                      -------------  ------------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          BIGMAR, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                          1999           1998           1997
                                                      -------------  -------------  -------------
Net sales (Note 11)................................ $   7,725,362      6,377,822      6,483,444
Cost of goods sold.................................     6,453,581      4,812,290      5,485,648
                                                      -------------  -------------  -------------
Gross margin.......................................     1,271,781      1,565,532        997,796
                                                      -------------  -------------  -------------
Operating expenses:

Research and development...........................     2,375,034      2,741,809      1,690,053
Selling, general and administrative................     3,514,003      4,377,842      3,800,627
Re-acquisition of U.S. marketing rights (Note 8)...            --             --      2,050,000
                                                      -------------  -------------  -------------
Total operating expenses..........................      5,889,037      7,119,651      7,540,680
                                                      -------------  -------------  -------------
Operating loss.....................................    (4,617,256)    (5,554,119)    (6,542,884)
                                                      -------------  -------------  -------------
Other income (expense):
Interest income....................................          2,403          4,871        69,984
Interest expense...................................       (892,388)    (1,062,271)     (616,453)
Issuance of preferred stock warrants for loan guarantee         --       (958,000)           --
Gain (loss) on foreign currency transactions.......       (836,601)       332,377      (415,871)
Other, net.........................................         19,563         15,440       127,200
                                                      -------------  -------------  -------------
Other income (expense), net........................     (1,707,023)    (1,667,583)     (835,140)
                                                      -------------  -------------  -------------
Net loss...........................................  $  (6,324,279)    (7,221,702)   (7,378,024)
                                                      -------------  -------------  -------------
                                                      -------------  -------------  -------------
Basic and diluted loss per share...................  $       (0.73)         (1.46)        (1.82)
                                                      -------------  -------------  -------------
                                                      -------------  -------------  -------------
Weighted-average shares outstanding.................     8,659,398      4,944,895     4,052,945
                                                      -------------  -------------  -------------
                                                      -------------  -------------  -------------


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          BIGMAR, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                        COMMON STOCK
                                   --------------------   ADDITIONAL    RETAINED    CUMULATIVE
                                     NUMBER                PAID-IN      EARNINGS    TRANSLATION
                                   OF SHARES    AMOUNT     CAPITAL     (DEFICIT)    ADJUSTMENT    TOTAL
                                   ----------  ---------  ----------   ---------    ----------- ------------
Balance at December 31, 1996        3,985,000   $ 3,985   13,333,366   (1,634,606)    (806,892)   10,895,853
 Issuance of common stock to
   Banca del Gottardo..........       200,000       200      929,800                                 930,000
 Issuance of common stock
   warrants to Protyde (Notes
   8 and 9) ...................                              800,000                                 800,000
 Net loss for the year ended
   December 31, 1997...........                                        (7,378,024)                (7,378,024)
 Translation adjustment........                                                       (119,229)     (119,229)
                                   ----------  ---------  ----------   ----------   -----------  -----------
Balance at December 31, 1997        4,185,000   $ 4,185   15,063,166   (9,012,630)    (926,121)    5,128,600
 Issuance of common stock
   warrants to Jericho II, LLC
   (Note 9) ...................                              958,000                                 958,000
 Issuance of common stock to
   Banca del Gottardo .........       150,000       150      299,850                                 300,000
 Issuance of common stock to
   Jericho II, LLC ............     3,692,308     3,692    5,996,308                               6,000,000
 Net loss for the year ended
   December 31, 1998...........                                        (7,221,702)                (7,221,702)
 Translation adjustment........                                                         68,068        68,068
                                   ----------  ---------  ----------   ----------   -----------  -----------
Balance at December 31, 1998        8,027,308   $ 8,027   22,317,324  (16,234,332)    (858,053)    5,232,966
 Issuance of common stock
   warrants for consulting
   contract (Note 9) ..........                              106,149                                 106,149
 Issuance of common stock
   to accredited investors
   (Note 9)....................       729,999       730    2,179,231                               2,179,961
 Issuance of common stock to
   Banca del Gottardo..........        70,000        70      209,930                                 210,000
 Issuance of common stock to
   GRQ, LLC....................       166,666       167      499,833                                 500,000
 Net loss for the year ended
   December 31, 1999...........                                       (6,324,279)                 (6,324,279)
 Translation adjustment........                                                      (168,996)      (168,996)
                                   ----------  ---------  ----------  ----------   -----------   -----------
Balance at December 31, 1999        8,993,973   $ 8,994   25,312,467 (22,558,611)  (1,027,049)     1,735,801
                                   ----------  ---------  ----------  ----------   -----------   -----------
                                   ----------  ---------  ----------  ----------   -----------   -----------


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          BIGMAR, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                              1999          1998          1997
                                                          -------------  -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss................................................  $  (6,324,279)  (7,221,702)  (7,378,024)
Adjustments to reconcile net loss to net cash used in
 operating activities:

Depreciation and amortization...........................      1,737,690    2,014,410    1,031,688
Issuance of warrants....................................        106,149      958,000      800,000
Unrealized foreign exchange (gains) losses..............        995,834     (333,068)     416,670
Gain on sale of property and equipment..................             --           --      (26,235)
Changes in operating assets and liabilities:

Increase in accounts receivable.........................     (1,337,491)     (48,780)    (140,084)
Increase in inventories.................................     (1,110,379)    (669,309)     (19,107)
(Increase) decrease in prepaid expenses and other current
 assets.................................................        (33,806)     192,252        3,642
Increase (decrease) in due to related parties...........       (312,926)     319,567     (906,603)
Increase in accounts payable............................        792,727      (61,382)     164,064
Increase in accrued expenses and other current liabilities      200,878      200,808      100,797
                                                          -------------  -----------  ------------
Net cash used in operating activities...................     (5,285,603)  (4,526,440)  (5,953,192)
                                                          -------------  -----------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property, plant and equipment...............       (530,143)  (1,537,205)  (2,175,511)
Proceeds from sale of property and equipment............             --           --       78,113
                                                          -------------  -----------  ------------
Net cash used in investing activities...................       (530,143)  (1,537,205)  (2,097,398)
                                                          -------------  -----------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from short-term borrowings.....................      1,837,901    5,707,088    3,065,986
Proceeds from short-term borrowing from related party...             --           --      200,000
Repayment of short-term borrowing from related party....             --           --     (200,000)
Repayment of short and long-term debt...................       (552,406)  (5,649,272)  (2,648,933)
Long-term borrowings....................................      1,770,829     (785,849)   4,000,000
Debt and equity issuance costs..........................       (107,670)          --     (330,000)
Advances (repayments) of reimbursable expenses..........             --           --     (750,000)
Proceeds from issuance of common stock..................      2,889,961    6,300,000      930,000
                                                          -------------  -----------  ------------
Net cash provided by financing activities...............      5,838,615    5,571,967    4,267,053
                                                          -------------  -----------  ------------
Effect of exchange rate changes on cash.................         (7,460)     111,655       63,831
                                                          -------------  -----------  ------------
Net increase (decrease) in cash and cash equivalents....         15,409     (502,787)  (3,719,706)
Cash and cash equivalents--at beginning of year..........       140,445      643,232    4,362,938
                                                          -------------  -----------  ------------
Cash and cash equivalents--at end of year................  $    155,854      140,445      643,232
                                                          -------------  -----------  ------------
                                                          -------------  -----------  ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:

Interest (net of amounts capitalized)...................  $     783,822      964,216      583,855
                                                          -------------  -----------  ------------
                                                          -------------  -----------  ------------


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          BIGMAR, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                             1999          1998         1997
                                                         -------------  -----------  -----------
Net loss..............................................  $  (6,324,279)  (7,221,702)  (7,378,024)
   Other comprehensive income(loss), net of tax:
   Foreign currency translation adjustments, net of
   income taxes of $0 in 1999, 1998, and 1997.........       (168,996)      68,068     (119,229)
                                                         -------------  -----------  -----------
Comprehensive loss (Note 1)...........................  $  (6,493,275)  (7,153,634)  (7,497,253)
                                                         -------------  -----------  -----------
                                                         -------------  -----------  -----------








          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          BIGMAR, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997

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

In May 1998, the Company, in consideration of a guarantee to renew and increase a line of credit from $3.5 million to $6.0 million from a commercial institution, delivered to Jericho II, L.L.C. ("Jericho"), a related party, warrants to purchase 1,000,000 shares of convertible preferred stock (the "Preferred Stock") at a price equal to $2.5625 per share and having a term of 10 years (the "Warrants"). The Company renegotiated the terms of the line of credit in December 1998, and reduced the line of credit from $6.0 million to $0.5 million. This line was subsequently increased to $2.0 million (see U.S. line of credit at Note 4).

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

                          BIGMAR, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                        DECEMBER 31, 1999, 1998 AND 1997

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED)

(a)      BUSINESS AND RECENT TRANSACTIONS (CONTINUED)

In February 1999, the Company issued 216,666 shares of common stock to accredited investors, including 166,666 shares to GRQ, L.L.C. (a company owned by certain stockholders of the Company) for prices ranging from $2.00 to $3.00 per share via private placement offerings. The proceeds were used for working capital and other general corporate purposes.

In March 1999, the Company issued 270,000 shares of common stock to accredited investors for $3.00 per share via private placements offerings. The proceeds were used for working capital and other general corporate purposes.

In April 1999, the Company issued 70,000 shares of common stock to Banca del Gottardo for $3.00 per share via private placement offerings. The proceeds were used for working capital and other general corporate purposes.

In May 1999, the Company issued 66,666 shares of common stock to accredited investors for $3.00 per share via private placement offerings. The proceeds were used for working capital and other general corporate purposes.

In August 1999, the Company issued 343,333 shares of common stock to accredited investors for $3.00 per share via private placement offerings. The proceeds were used for working capital and other general corporate purposes.

(b) CONSOLIDATION

The consolidated financial statements include the financial statements of Bigmar, Inc., its wholly owned Swiss subsidiaries, Pharmaceuticals and Bioren, and Bigmar Therapeutics, Inc. ("Therapeutics"), a Delaware corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

(c) BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles ("US GAAP").

The accompanying consolidated financial statements also have been prepared assuming that the Company will continue as a going concern. The construction of the Company's pharmaceutical manufacturing plant in Barbengo, Switzerland and the process for obtaining regulatory approvals has consumed a substantial amount of the Company's resources. The manufacturing plant received, in February 1999, regulatory approval from the FDA and the Intercantonal Office for the Control of Medications ("IKS") in Switzerland to manufacture and sell certain injectible pharmaceutical products in the U.S. and Switzerland. As a result, the Company anticipates that these operations will begin to generate cash to help fund its expansion and further planned research and development activities. During 1999, the Company has received approximately $2.9 million in proceeds from the sale of shares of common stock. In addition, the Company anticipates raising additional funds during 2000 through other private stock offerings and through additional bank borrowings. However, there can be no assurance that the Company will be successful in these efforts.

                          BIGMAR, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                        DECEMBER 31, 1999, 1998 AND 1997

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED)

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

(e) FOREIGN CURRENCY

Assets and liabilities of foreign operations are translated at the exchange rates in effect at the balance sheet date and revenues and expenses are translated at the weighted-average exchange rates for the period. Net gains and losses arising from translation are accumulated in a separate component of stockholders' equity. Gains and losses resulting from foreign currency transactions are included in income or expense. The Company recognized foreign currency gains (losses) of $(836,601), $332,377, and $(415,871) primarily related to translation of intercompany balances which are considered short-term in 1999, 1998, and 1997, respectively. Effective January 1, 2000, $7.6 million of the intercompany debt will no longer be considered short-term as repayment is not expected in the forseable future. Accordingly, the gain or loss on translating such debt will be included in the cumulative translation adjustment as a separate component of stockholders'equity.

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

(i) INTANGIBLE AND OTHER ASSETS

Intangible assets consist of goodwill, which represents the excess of purchase price over fair value of net assets acquired, amortized on a straight-line basis over 10 years. Other assets consist of debt issuance costs, which are amortized using the effective interest method over the life of the related debt.

The Company assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. No such losses have been recorded through December 31, 1999.

                          BIGMAR, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED)

(j) IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

The Company records impairment losses on long-lived assets used in operations, including intangible assets, when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No such losses have been recorded through December 31, 1999.

(k) FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, accounts receivable and accounts payable, accrued expenses and other current liabilities, and due to related parties, approximates the fair value because of the short maturity of those instruments. For long-term debt, the carrying value approximates the fair value because interest are either variable based upon prevailing market rates or approximate market rates.

(l) COMPREHENSIVE INCOME

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

(n) STOCK-BASED COMPENSATION

The Company continues to follow the intrinsic value method set forth in Accounting Principles Bulletin Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB No. 25"), and provides pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied.

(o) PER SHARE DATA

Net loss per share is based on the weighted average number of shares outstanding during each period. Common stock equivalents are anti-dilutive and have not been included in the weighted average number of shares outstanding.

                          BIGMAR, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED)

(p) DERIVATIVE FINANCIAL INSTRUMENTS

In 1998, the Company had only limited involvement with derivative financial instruments and did not use them for trading purposes. They were used to manage well-defined interest rate risks. An interest rate cap agreement was used to reduce the potential impact of increases in interest rates on floating-rate long-term debt. The premium paid for the purchased interest rate cap agreement was amortized to interest expense over the terms of the cap. The unamortized premium was included in other assets in the consolidated 1998 balance sheet. Any amounts receivable under the cap agreement were recorded as a reduction of interest expense. As of December 31, 1999, the Company has no derivative financial instruments.

(2) INVENTORIES

The Company's inventory consists of IV Solutions and Oncology Products. Components of inventory are as follows:

                                                    DECEMBER 31,
                                             -------------------------
                                                 1999         1998
                                             ------------  ------------
Raw materials.............................  $  1,362,439      710,517
Finished goods............................     1,107,795      901,071
                                             ------------  ------------
Total ....................................  $  2,470,234    1,611,588
                                           ------------  -------------
                                           ------------  -------------

(3) PROPERTY, PLANT AND EQUIPMENT, NET

The components of property, plant and equipment, net are as follows:

                                               DECEMBER 31,
                                       --------------------------  ESTIMATED LIFE
                                           1999           1998        IN YEARS
                                       ------------  ------------  ---------------
Land...............................  $   1,196,969     1,352,838             --
Building and building improvements.     11,343,487    12,733,957          10-40
Machinery..........................      4,480,567     4,686,009           3-10
Equipment..........................      1,826,064     1,828,935           3-10
                                       ------------  ------------
                                        18,847,087    20,601,739

Less accumulated depreciation......      4,466,210     3,251,735
                                       ------------  ------------
Total..............................  $  14,380,877    17,350,004
                                       ------------  ------------
                                       ------------  ------------

For the year ended December 31, 1997 interest of $119,000 was capitalized. Such interest was incurred in connection with bank and related party borrowings, which were utilized to finance the construction of the Pharmaceuticals facility.

                          BIGMAR, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

(4) NOTES PAYABLE

Notes payable consists of the following:

                                              DECEMBER 31,
                                       ------------------------
                                           1999         1998
                                       ------------  ----------
Bank lines of credit...............  $  2,109,689     353,857
Short-term bank loan...............     1,252,349   1,415,428
                                      ------------  ----------
Total..............................  $  3,362,038   1,769,285
                                      ------------  ----------
                                      ------------  ----------

Under the Swiss bank line of credit, Bioren may borrow up to Sfr 500,000 ($313,087) with quarterly interest payments due based on 5% variable interest plus 1/4% commission paid quarterly on outstanding balances resulting in an annualized rate of 6%. At December 31, 1999, $271,788 was outstanding.

Under the U.S. bank line of credit, the Company may borrow up to $2,000,000 with monthly interest payments due based upon the prime rate (8.5% at December 31, 1999). The credit line, which is subject to re-negotiation on June 30, 2000, is secured by a guaranty of Jericho and certain shareholders and officers of the Company. At December 31, 1999, $1,837,901 was outstanding.

The short-term bank loan, issued to Pharmaceuticals, is a Sfr 2,000,000 ($1,252,348 at December 31, 1999) unsecured line of credit requiring quarterly interest payments, based on 7.5% variable rate plus 1/4% commission paid quarterly on outstanding balances resulting in an annualized rate of 8.5%. The note has no specific principal repayment terms.

Substantially all of the Company's assets are pledged as collateral under its various debt agreements. The weighed-average interest rate on notes payable was 8.2% and 8.0% at December 31, 1999 and 1998, respectively.

                          BIGMAR, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

(5) LONG-TERM DEBT

The Company's long-term debt consists of  the following:

                                                                      December  31,
                                                                -----------------------
                                                                    1999         1998
                                                                -----------  ----------
Bank loan collateralized by mortgage on Bioren building;
interest  at  3.5%  per  annum  through  May 2002, adjustable thereafter; subject to  certain  restrictive covenants and
subject to renegotiation by the bank after May 2002 ..........   $ 1,784,596  2,047,955

Bank loan collaterized by mortgage on Bioren building;
interest at 4.125% per annum through Dec. 2000,
adjustable thereafter; subject to certain restrictive
covenants and subject to renegotiation by the bank after
December, 2000................................................       688,791     920,028

Bank loan partially secured by the Pharmaceuticals
building and equipment; subject to certain restrictive
covenants; principal and interest payable December 31,
2001, interest rate of 2.77% .................................    1,252,348   1,415,428

Bank loan collateralized by mortgage on Pharmaceuticals
building and equipment, subject to certain restrictive
covenants; principal payable in installments of $313,087
paid annually until full repayment; interest payable at
an adjustable rate not to exceed 5% through March 3,
2002; and partially guaranteed by the CEO of the Company......    1,565,436   2,123,142

Bank loan collateralized by mortgage on Pharmaceuticals
warehouse building; payable in installments of $6,262
per year, for thirty eight years, beginning December 31,
1998 at an interest rate of 4.5% per year.....................      225,423     268,932

Convertible notes issued by the Company, due August 29,
2002; 8% interest payable semi-annually on February 27
and on August 29 of each year; subject to certain
restrictive covenants and repayable in US dollars.............    4,000,000   4,000,000

Convertible notes issued by the Company, due October 22,
2003, 4% interest payable semi-annually on April 29 and
on October 29 of each year, subject to certain
restrictive covenants and repayable in Swiss Francs...........    1,878,522          --
                                                                -----------  -----------
Total long-term debt..........................................   11,395,116  10,775,485
Less current portion..........................................      632,436   1,288,040
                                                                -----------  -----------
Long-term, excluding current portion..........................  $10,762,680   9,487,445
                                                                -----------  -----------

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

                          BIGMAR, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

(5) LONG-TERM DEBT (CONTINUED)

In October 1999, the Company entered into a Note Purchase, Paying, and Conversion Agency Agreement (the "Note Agreement") with Banca del Gottardo, a bank organized under the laws of Switzerland. Under the Note Agreement, the Company issued 4% notes, due October 22, 2003, with interest payable semi-annually in April and October. After March 1, 2000, the notes are convertible into 528,000 shares of the Company's common stock at an initial conversion price of $3.75 per share. Net proceeds from the notes were approximately $1,700,000 after deductions of commissions and related expenses. The notes can be repaid at the option of the Company before the due date at 110% of the principal amount due.

Future maturities of long-term debt are as folllows:

                                                                             TOTAL
                                                                           LONG-TERM
YEAR ENDED DECEMBER 31:          PHARMACEUTICALS    BIOREN     COMPANY        DEBT
----------------------------     ---------------  ----------  ----------  ------------
2000........................   $     319,349        313,087          --       632,436
2001........................         319,349        313,087          --       632,436
2002........................         319,349        250,470   4,000,000     4,569,819
2003........................         319,349         62,617   1,878,522     2,260,488
2004........................         319,349         62,617          --       381,966
Thereafter..................       1,446,462      1,471,509          --     2,917,971
                                 ---------------  ----------  ----------  ------------
                               $   3,043,207      2,473,387   5,878,522    11,395,116
                                 ---------------  ----------  ----------  ------------
                                 ---------------  ----------  ----------  ------------

Substantially all of the Company's assets are pledged as collateral under its various debt agreements.

In January and March 2000, the Company settled the following outstanding bank loans and accrued interest to the Union Bank of Switzerland which amounted to $4.3 million:

-    approximately $1.3 million secured by the Pharmaceuticals building.

- approximately $1.6 million collaterized by mortgage on Pharmaceuticals building and equipment.

-    approximately $1.3 million from the unsecured short-term bank loan.

- approximately $0.1 million from the bank line of credit and accrued interest.

The Company paid $3.9 million and Union Bank of Switzerland forgave $0.4 million. The amount that was paid was financed by a loan of $2.7 million from Credit Suisse, a loan of $1.1 million from the CEO of the Company, and cash of $0.1 million.

The following new loans have been executed:

- $1.3 million bank loan from Credit Suisse collaterized by mortgage on Pharmaceuticals building and certain receivables; variable interest at 4.25% per annum.

                          BIGMAR, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

(5) LONG-TERM DEBT (CONTINUED)

- $1.1 million bank loan from Credit Suisse collaterized by mortgage on Pharmaceuticals building and certain receivables; variable interest at 5.5% per annum.

- Bank line of credit up to $ 0.3 million collaterized by mortgage on Pharmaceuticals building with quarterly interest payments due based on 5.75% variable interest.

-    $1.1 loan from the CEO due December 31, 2000 bearing a 5% interest rate.

Pursuant to this new financing, the current portion of long-term debt will remain the same, long-term debt exluding current portion will increase from $10.8 million to $11.7 million and notes payable will decrease from $3.4 million to $1.3 million.

(6) INCOME TAXES

The sources of income (loss) before income taxes is as follows:

                                             YEAR ENDED DECEMBER 31,
                                      ---------------------------------------
                                          1999          1998         1997
                                      -------------  -----------  -----------
Source of Loss
United States......................  $  (5,299,396)  (6,086,322)  (6,568,342)
Switzerland........................     (1,024,883)  (1,135,380)    (809,682)
                                      -------------  -----------  -----------
                                     $  (6,324,279)  (7,221,702)  (7,378,024)
                                      -------------  -----------  -----------
                                      -------------  -----------  -----------

Income tax benefit differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax loss as a result of the following:

                                                          1999         1998         1997
                                                      -------------  -----------  ----------
Computed income taxes benefit at 34% rate.....      $   (2,150,255) (2,455,385)  (2,508,534)
Impact of difference between Swiss effective rate
and U.S. effective tax rate.....................            40,995       45,416      42,536
Increase in valuation allowance on deferred              1,462,668    2,075,595   1,887,301
tax assets
Non-taxable debt forgiveness income in Switzerland              --           --          --
Non-deductible stock warrant expense...........             39,032      325,720     272,000
Non-deductible foreign exchange (gain) loss....            284,436     (113,243)    137,977
Expiration of net operating loss carryforward              113,269           --          --
Other..........................................            209,855      121,897     168,720
                                                      -------------  -----------  ----------
                                                    $           --           --          --
                                                      -------------  -----------  ----------
                                                      -------------  -----------  ----------

                          BIGMAR, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

(6) INCOME TAXES (CONTINUED)

The tax charge in Switzerland is an accumulation of city, canton (state) and federal taxes. Therefore, the tax burden varies from one entity to another depending upon its location. While the actual tax rate is a function of the percentage of profitability in relation to the taxable entity, the Company believes that 30% is a fair approximation of the effective tax rates for Pharmaceuticals and Bioren in 1999, 1998 and 1997.

In addition, as Swiss tax laws do not permit consolidated tax filings, possible tax losses in one entity do not offset taxable income in another entity.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                      YEAR ENDED DECEMBER 31,
                                                ------------------------------------
                                                   1999         1998         1997
                                                -----------  -----------  ----------
Deferred tax assets:
Benefit of net operating loss carryforwards:
United States................................  $ 5,343,836  $ 4,019,507  $ 2,150,487
Switzerland..................................    2,023,896    2,192,863    2,292,558
Loss on forgiveness of debt due from Swiss         510,000      510,000      510,000
subsidiary
Intangible and other assets..................      307,614      278,820      153,877
Accrued expenses and other current liabilities      88,079       99,025       42,647
                                                -----------  -----------  ----------
Total deferred tax assets. ..................    8,273,425    7,100,215    5,149,569
Valuation allowance..........................   (8,273,425)  (7,100,215)  (5,024,620)
                                                -----------  -----------  ----------
Net deferred tax assets.....................            --           --      124,949
Deferred tax liability:
Capitalized interest.........................           --           --     (124,949)
                                                -----------  -----------  ----------
Net deferred tax liability...................  $        --           --           --
                                                -----------  -----------  ----------
                                                -----------  -----------  ----------

Bioren and Pharmaceuticals have net operating loss carryforwards of approximately $6,035,000 and $710,000, respectively, expiring through December 31, 2006. Bigmar, Inc. has net operating loss carryforwards of approximately $15,714,000 expiring through December 31, 2019. The net change in the total valuation allowance for the years ended December 31, 1999, 1998, and 1997 was an increase of $1,173,000 ($1,462,000 impact of 1999 loss net of $289,000 currency translation adjustment), $2,076,000 and $1,887,000, respectively.

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

                          BIGMAR, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

(7) STOCK OPTIONS

Effective November 4, 1997, the Board of Directors approved an option plan, which was approved by Shareholders on June 30, 1998, that provides for the grant of incentive stock options and nonqualified stock options to directors, officers, employees, agents and consultants of the Company to purchase up to 600,000 shares of the Company's stock (the 1997 Plan), with exercise terms not to exceed ten years. All options under the previous 1996 Plan were reissued and repriced under the 1997 Plan. In addition, the Company adopted a director option plan providing for awards of up to 50,000 shares of common stock to directors who are not otherwise affiliated with the Company. Stock options have various vesting terms and are granted with an exercise price equal to the Company's stock price at the date of grant.

At December 31, 1999, options for 495,000 shares of common stock were available for future grant under the 1997 Plan and 50,000 shares of stock were available for future grant under the director option plan.

The per share weighted-average fair value of stock options granted during 1997 and 1996 was $3.48 and $5.48, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: 1997--expected dividend yield 0%, risk-free interest rate of 5.97%, expected volatility 79% and an expected life of 5 years; 1996--expected dividend yield 0%, risk-free interest rate of 6.22%, expected volatility 66% and an expected life of 5 years. There were no stock options granted in 1999.

The Company applies APB Opinion No. 25 in accounting for options and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have increased the pro forma amounts indicated below:

                                              1999           1998           1997
                                          -------------  -------------  -------------
Net Loss          As reported..........  $  (6,324,279) $  (7,221,702) $  (7,378,024)
                  Pro forma............  $  (6,439,079) $  (7,807,202) $  (8,064,273)


Loss per share    As reported..........  $       (0.73) $       (1.46) $       (1.82)
                  Pro forma............  $       (0.74) $       (1.58) $       (1.99)

                          BIGMAR, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

(7) STOCK OPTIONS (CONTINUED)

Stock option activity during the years indicated is as follows:

                                                      NUMBER OF   WEIGHTED-AVERAGE
                                                      SHARES      EXERCISE PRICE
                                                   -----------  -----------------
Balance, December 31, 1996......................     283,000       $    8.96
Granted (1).....................................     524,000       $    5.20
Terminated (2)..................................    (280,000)      $    8.96
Exercised.......................................          --              --
Forfeited.......................................     (15,000)      $    8.94
Expired.........................................          --              --
                                                   -----------
Balance, December 31, 1997......................     512,000       $    5.20
Granted.........................................          --              --
Terminated......................................          --              --
Exercised.......................................          --              --
Forfeited.......................................     (97,000)      $    5.09
Expired.........................................          --              --
                                                    -----------
Balance, December 31, 1998......................     415,000       $    5.23
Granted.........................................          --              --
Terminated......................................          --              --
Exercised.......................................          --              --
Forfeited.......................................     (10,000)      $    5.09
Expired.........................................          --              --
                                                    -----------
Balance, December 31, 1999......................     405,000       $    5.22
                                                    -----------
                                                    -----------

(1) Includes 265,000 stock options re-priced pursuant to the 1997 stock option plan.

(2)  Terminated and re-priced pursuant to the 1997 stock option plan.

At December 31, 1999, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $5.09 - $5.60 and 2.15 years, respectively.

At December 31, 1999, 1998 and 1997, the number of options exercisable was 353,335, 305,003 and 221,334, respectively, and the weighted-average exercise price of those options was $5.21, $5.21 and $5.12, respectively.

                          BIGMAR, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

(8) PROTYDE AGREEMENTS

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

(9) WARRANTS

On April 15, 1999, the Company entered into a consulting contract for public relations and investor relations services. A portion of the consideration paid for this contract included the Company granting warrants to purchase 45,000 shares of its common stock. These warrants are exercisable for a period of five years at an exercise price of $3.88 per share. The Company estimated the fair value of these warrants to be $106,144 (using the Black-Scholes option pricing model) and has recorded that amount as an expense and an increase to additional paid-in capital in 1999.

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

                          BIGMAR, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

(9) WARRANTS (CONTINUED)

Related to the initial public offering in 1996, the Company issued warrants to purchase 140,000 shares of its common stock to its underwriter, L. T. Lawrence & Co., Inc. at an exercise price equal to 130% of the initial public offering price per share of $7.50. The warrants are exercisable for a period of four years from the initial public offering date. In addition, holders of these warrants will have demand registration rights for a period of five years and piggy-back registration rights for a period of seven years from the initial public offering date.

(10) LEGAL RESERVE

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

(11) SIGNIFICANT CUSTOMERS AND SUPPLIERS

Sales to significant customers were as follows:

                                                       YEAR ENDED DECEMBER 31,
                                                  --------------------------------
                                                      1999       1998        1997
                                                  ----------  ---------  ---------
Oncology Products (one customer)................  $1,005,514    412,701    676,751
IV Solutions (three customers)
Customer 1......................................     790,368    751,461    263,435
Customer 2......................................     667,854    602,366    228,773
Customer 3......................................     625,858    590,503    201,042

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

                          BIGMAR, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

(12) RELATED PARTY TRANSACTIONS

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

(b) OTHER RELATED PARTY TRANSACTIONS

                                                       DECEMBER 31,
                                                   ---------------------
                                                     1999       1998
                                                   ----------  ---------
Purchases from related parties.................    $     --     209,000
Selling, general and administrative expenses paid
 to related party..............................     300,000      21,648
Interest paid to related parties...............      11,789       2,196

Also see Note 13 regarding related party lease transactions.

                          BIGMAR, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

(13) COMMITMENTS

The Company leases office space in the United States and has various leases in Switzerland. Rent expense amounted to $173,968 in 1999, $143,638 in 1998, and $176,000 in 1997. Rent paid to a related party amounted to $120,000 in 1999, $100,000 in 1998, and $110,000 in 1997.

Minimum future rental payments under the Company's noncancelable operating leases are as follows:

                                                               THIRD     RELATED
  YEAR ENDED DECEMBER 31:                                     PARTIES    PARTIES
-----------------------------------------------------------  ---------  ---------
  2000.....................................................  $  15,268    120,000
  2001.....................................................      3,999    120,000
  2002.....................................................         --     50,000
                                                             ---------  ---------
  Total....................................................  $  19,267    290,000
                                                             ---------  ---------
                                                             ---------  ---------

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

Bioren leased part of its Couvet facility to a third party pursuant to a year to year lease which ended April 15, 1998. The rental income for the years ended December 31, 1998 and 1997 was $23,281 and $79,000, respectively.

In March 1995, Bioren and PLM Langeskov A/S ("PLM") entered into an agreement (the "PLM Agreement"), which grants Bioren the exclusive right to distribute its IV Solutions throughout Switzerland and Liechtenstein in PLM's collapsible containers. Under the terms of the agreement, PLM is entitled to terminate the exclusive right contained in the agreement if, among other things, Bioren does not purchase a minimum of 2 million containers each year.

The total purchase commitment is as follows:

                                                              PURCHASE
YEAR ENDED DECEMBER 31:                                        VALUE
-----------------------------------------------------------  ---------
2000....................................................... $  891,509
2001.......................................................    891,509
2002.......................................................    891,509
2003.......................................................    891,509
2004.......................................................    891,509
Afterward..................................................    891,509
                                                             ---------
Total...................................................... $5,349,054
                                                             ---------
                                                             ---------

Bioren purchased 3.3 million containers in 1999, 3.3 million in 1998 and 2.6 million in 1997.

                          BIGMAR, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

(14) SEGMENT DATA

The Company manages its business segments primarily on a geographic basis with each location representing a distinct segment. The Company's reportable segments are comprised of Bioren, located in Couvet, Switzerland; Pharmaceuticals, located in Barbengo, Switzerland; and the Company's Corporate Headquarters, located in Johnstown, Ohio, U.S.A. Bioren, Pharmaceuticals, and the Corporate Headquarters provide products and services as further described in Note 1.

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

Summary information by segment as of and for the years ended December 31, 1999, 1998, and 1997 is as follows:


                                                     DECEMBER 31,
                                       -----------------------------------------
                                           1999           1998          1997
                                       -------------  ------------  ------------
BIOREN:
Sales:
IV Solutions........................  $   6,046,311     5,976,369     5,438,902
Gross Margin:
IV Solutions........................      1,400,034     1,555,138     1,285,328
Segment Income (Loss)...............       (229,617)     (315,394)       180,589
Interest Expense....................        135,528       150,624       157,618
Depreciation and Amortization.......        267,044       578,694       233,040
Segment Assets......................      6,565,840     7,401,168     7,397,277


                                                     DECEMBER 31,
                                       -----------------------------------------
                                           1999           1998          1997
                                       -------------  ------------  ------------
PHARMACEUTICALS:
Sales:
Oncology Products...................  $   1,679,051       401,453     1,044,542
Gross Margin:
Oncology Products...................       (128,253)       10,394      (287,532)
Segment Income (Loss)...............     (1,059,606)     (819,986)     (990,272)
Interest Expense....................        262,423       278,736       404,523
Depreciation and Amortization.......      1,089,586     1,069,707       610,879
Segment Assets......................     11,481,742    12,407,223    12,637,495

                          BIGMAR, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

(14) SEGMENT DATA (CONTINUED)

A reconciliation of the Company's segment gross margin, segment profit, and segment assets to the corresponding consolidated amounts as of and for the years ended December 31, 1999, 1998, and 1997 is as follows:

                                                          DECEMBER 31,
                                            ---------------------------------------
                                                1999           1998          1997
                                            -------------  ------------  -----------
Segment gross margin......................  $  1,271,780     1,565,532      997,796
Non-Segment gross margin..................            --            --           --
                                            -------------  ------------  -----------
Total gross margin........................  $  1,271,780     1,565,532      997,796
                                            -------------  ------------  -----------
                                            -------------  ------------  -----------
Segment profit (loss).....................  $ (1,289,223)   (1,135,380)    (809,683)
Corporate expenses, net...................    (5,035,056)   (6,086,322)  (6,568,341)
                                            -------------  ------------  -----------
Loss before provision for income taxes....  $ (6,324,279)   (7,221,702)  (7,378,024)
                                            -------------  ------------  -----------
                                            -------------  ------------  -----------
Segment assets............................  $ 18,047,582    19,808,391   20,034,772
Corporate assets..........................     1,751,170       900,791      482,318
                                            -------------  ------------  -----------
Total assets..............................  $ 19,798,752    20,709,182   20,517,090
                                            -------------  ------------  -----------
                                            -------------  ------------  -----------
Sales:
U.S.......................................  $  1,005,514            --           --
Other foreign countries...................     6,719,848     6,377,822    6,483,444
                                            -------------  ------------  -----------
Total revenue.............................  $  7,725,362     6,377,822    6,483,444
                                            -------------  ------------  -----------
                                            -------------  ------------  -----------
Long-lived assets:
U.S.......................................  $    321,631       608,746      950,917
Other foreign countries...................    14,059,246    16,741,258   16,213,241
                                            -------------  ------------  -----------
Total long-lived assets...................  $ 14,380,877    17,350,004   17,164,158
                                            -------------  ------------  -----------
                                            -------------  ------------  -----------