Form 10KSB/A
period 1999-12-31
BIGMAR INC
filed 2000-05-01
CIK 1012466

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB/A

         /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

                                       OR

         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                          COMMISSION FILE NO. 1-14416

                                  BIGMAR, INC.
                 (Name of Small Business Issuer in its Charter)

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

         Issuer's telephone number, including area code: (740) 966-5800

              SECURITIES REGISTERED UNDER SECTION 12(b) OF THE ACT:
                                      None.

              SECURITIES REGISTERED UNDER SECTION 12(g) OF THE ACT:
                     Common Stock, par value $.001 per share

                                (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes X                         No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment.

                        Yes X                         No

Issuer's revenues for its most recent fiscal year were $7,725,362.

The aggregate market value of Common Stock held by non-affiliates is $3,853,000 based on a closing sale price of $3.00 per share on March 23, 2000, as reported on the Nasdaq SmallCap Market. As of March 23, 2000, 8,993,973 shares of $.001 par value Common Stock were issued and outstanding.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

The names of the directors and certain executive officers of the Company, and certain information about them, are set forth below.

              Director        Age                                          Recent History
              --------        ---                                          --------------
Bernard Kramer                46     Mr. Kramer has served as Vice President - Marketing and a director of the
                                     Company since April 1996. From January 1988 until April 1996, Mr. Kramer worked at Bioren SA, a wholly-owned subsidiary of the Company, where he was a manager, responsible for quality control and business development of pharmaceutical products.

Cynthia R. May                48     Ms. May has served as a member of the Board of Directors since June 1999. Ms.
                                     May has been employed by Saginaw Control & Engineering Corp., a private manufacturing company, since 1981, most recently as vice president. Ms. May has been treasurer of Marathon Investments, L.L.C. since 1994, vice president and treasurer of GRQ, L.L.C. since 1995 and the managing member of Jericho II,
                                     L.L.C. since September 1997, each a privately-owned entity involved in investment and financing. Jericho II, L.L.C. is a principal shareholder of the
                                     Company. Ms. May also serves as president of Graminex L.L.C. See "Certain
                                     Relationships and Related Transactions."

Massimo Pedrani               45     Mr. Pedrani was elected to the Board of Directors in June 1998. Since January
                                     1997, Mr. Pedrani has been Managing Director of Emmepi-Pharma, a pharmaceutical consulting company involved in chemical, pharmaceutical development and regulatory affairs. From September 1992 to August 1996, Mr. Pedrani was Managing
                                     Director of Applied Analytical Industries Italy s.r.l., a subsidiary of Applied
                                     Analytical Industries, Inc. Mr. Pedrani is a member of the American Association of Pharmaceutical Scientists.

Philippe J. H. Rohrer         43     Mr. Rohrer was appointed to the Board of Directors in June 1998. In January
                                     1999, he was appointed as Treasurer of the Company. He is Chief Financial
                                     Officer of Bigmar, Inc., Bioren SA and Bigmar Pharmaceuticals SA, both wholly-owned Swiss subsidiaries of Bigmar. He joined Bioren SA in August 1990 as
                                     Finance and Administration manager with responsibility for finance, computerization and administration of Bioren.

John G. Tramontana            54     Mr. Tramontanahas has served as Chairman of the Board, President and Chief Executive
                                     Officer of the Company since its inception in September 1995. From November 1989 to March 1996, Mr. Tramontana was the chief operating officer and a director of
                                     Chemholding, a holding company for five pharmaceutical companies involved in the development, manufacture, and commercialization of active pharmaceutical ingredients and finished pharmaceutical products. In May 1997, Mr. Tramontana purchased from Chemholding, which was a principal stockholder in Bigmar. From before 1995 and until his resignation in March 1996, Mr. Tramontana was the chief operating officer and a director of Cerbios-Pharma, chairman of the board of AB Cernelle and the president and a director of Cernitin America, Inc.
                                     ("Cernitin"), a cosmetic and health products distributor. In September 1996, following the sale of AB Cernelle to an unrelated third-party, Mr. Tramontana rejoined the board of directors of AB Cernelle, a position he still holds.

                COMPLIANCE WITH SECTION 16 REPORTING REQUIREMENTS

         Under the securities laws of the United States, the Company's directors, its executive officers, and any persons holding more than 10% of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the SEC. Specific due dates for these reports have been established and the Company is required to disclose any failure to file by these dates. Based solely upon its review of reports received by it, or upon written representation from certain reporting persons that no reports were required, the Company believes that during fiscal 1999 all filing requirements were timely met.

ITEM 10. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

         The following table sets forth information regarding compensation paid by the Company for the last three fiscal years to its Chief Executive Officer and the other most highly compensated executive officers whose annual compensation exceeded $100,000 for the year ended December 31, 1999:

--------------------------------------------------------------------------------------------------------------------
                                                  ANNUAL COMPENSATION                LONG-TERM
                                                                                    COMPENSATION
                                                                                       AWARDS
--------------------------------------------------------------------------------------------------------------------
NAME AND PRINCIPAL POSITION    YEAR    SALARY ($)    BONUS ($)    OTHER ANNUAL       SECURITIES        ALL OTHER
                                                                  COMPENSATION       UNDERLYING      COMPENSATION
                                                                       ($)          OPTIONS/SARS        ($)(1)
                                                                                       (#)(2)
--------------------------------------------------------------------------------------------------------------------
John G. Tramontana             1999        200,000          -0-              -0-              -0-             7,093
Chairman of the Board of       1998        200,000          -0-              -0-              -0-             6,000
Directors, President, and      1997        200,000       50,000              -0-          125,000             6,000
Chief Executive Officer                                                                   125,000
--------------------------------------------------------------------------------------------------------------------
 Peter P. Stoelzle (3)         1999        140,000          -0-              -0-              -0-             3,000
 Executive Vice President      1998        140,000          -0-              -0-              -0-             3,000
                               1997        140,000          -0-              -0-           10,000             3,000
                                                                                           75,000
--------------------------------------------------------------------------------------------------------------------


(1)      Amounts relate to annual auto allowance.

(2) Shares of common stock underlying options issued pursuant to the 1997 Stock Option Plan.

(3)      Mr. Stoelzle's employment with the Company was terminated in December
         1999.

                        OPTION GRANTS IN LAST FISCAL YEAR

         No options or stock appreciation rights were granted during the fiscal year ended December 31, 1999.

         FISCAL 1999 OPTION EXERCISES AND FISCAL YEAR END OPTION VALUES

         No options were exercised during the fiscal year ended December 31, 1999. The Company has no outstanding stock appreciation rights. The following table lists the value of unexercised options and stock appreciation rights for the named executive officers as of December 31, 1999.

                                 NUMBER OF SECURITIES UNDERLYING              VALUE OF UNEXERCISED IN-THE-MONEY
                                 UNEXERCISED OPTIONSAT FY-END (#)                   OPTIONS AT FY-END ($)
                            -------------------------------------------    -----------------------------------------
NAME                            EXERCISABLE           UNEXERCISABLE         EXERCISABLE           UNEXERCISABLE
--------------------        --------------------    -------------------    ---------------     ---------------------
John G. Tramontana                   250,000(1)                      0                  0                         0
Peter P. Stoelzle(3)                  85,000(2)                      0                  0                         0


(1) Includes 125,000 stock options originally granted under the 1996 Stock Option Plan repriced under the 1997 Stock Option Plan and 125,000 new stock options granted under the 1997 Stock Option Plan.

(2) Includes 75,000 stock options originally granted under the 1996 Stock Option Plan repriced under the 1997 Stock Option Plan and 10,000 new stock options granted under the 1997 Stock Option Plan.

(3)      Mr. Stoelzle's employment with the Company was terminated in December
         1999.

                            COMPENSATION OF DIRECTORS

         Directors who are not employees of the Company receive $500 per meeting attended as a director. Committee members receive $500 per committee meeting attended. In addition, all directors are reimbursed for their reasonable out-of-pocket expenses in connection with attending meetings of the Board or any committee thereof. The Board of Directors met six times in 1999. Each Director attended at least 75% of the meetings. The directors waived their fees and out-of-pocket expense reimbursements for the meetings held in fiscal 1999.

                              EMPLOYMENT AGREEMENTS

         In April 1996, the Company entered into an employment agreement with Mr. Tramontana to serve as the Company's President and Chief Executive Officer. The employment agreement is for a five-year term commencing June 19, 1996 and is subject to automatic annual renewal unless earlier terminated. Pursuant to the terms of this employment agreement, Mr. Tramontana is required to devote his full business time and attention to fulfill his duties and responsibilities to the Company. Mr. Tramontana's initial base salary was $200,000 subject to annual cost of living increases at the discretion of the Company's Board of Directors. Mr. Tramontana's based salary for fiscal 2000 has been set at $200,000. In addition to his base salary, Mr. Tramontana is entitled to receive an annual bonus, at the discretion of the Board of Directors, provided such bonus is equal to at least 25% of his base salary. For 1998 and 1999, Mr. Tramontana agreed to waive the minimum bonus of 25% of his base salary.

         Mr. Tramontana's employment agreement provides that the Company is required to provide Mr. Tramontana with an automobile allowance of $6,000 per annum and the Company is required to obtain life insurance coverage on the life and for the benefit of Mr. Tramontana in an amount equal to $500,000, assuming he is insurable. Mr. Tramontana also has the right to participate in all benefit plans afforded or which may be afforded to other executive officers during the term of the agreement including, without limitation, group insurance, health, hospital, dental, major medical, life and disability insurance, stock option plans and other similar fringe benefits. If Mr. Tramontana dies or is unable to perform his duties on account of illness or other incapacity and the agreement is terminated, he or his legal representative shall receive from the Company the base salary which would otherwise be due to the end of the month during which the termination of employment occurred plus three additional months of base salary in the event of death and six additional months of base salary in the event of illness or other incapacity.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information regarding the beneficial ownership of the Company's Common Stock at April 24, 2000 with respect to (i) each person known to the Company to own beneficially more than five percent of the outstanding shares of the Company's Common Stock, (ii) each director of the Company, (iii) each of the named executive officers and (iv) all directors and executive officers of the Company as a group.

                                                                                             SHARES BENEFICIALLY
                                                                                                  OWNED (1)
                                                                                      -----------------------------------
IDENTITY OF STOCKHOLDER OR GROUP                                                           NUMBER             PERCENT
---------------------------------------------------------------                       -----------------    --------------
Bernard Kramer (2)                                                                              35,000           *
Cynthia R. May (3)                                                                           6,607,805         73.5
Massimo Pedrani                                                                                      0           0
Philippe Rohrer (4)                                                                             35,000           *
Peter P. Stoelzle  (5)                                                                          85,000           *
John G. Tramontana (6)                                                                       1,285,800         14.3
Jericho II, LLC (7)
13260 Spence Road
Hemlock, Michigan 48626                                                                      6,607,805         73.5
All directors and executive
     officers as a group (6 persons) (8)                                                     8,048,605         89.5
-------------------------------
* Less than 1%

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission ("SEC") and generally includes voting or investment power with respect to securities. In accordance with SEC rules, shares which may be acquired upon exercise of stock options which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionee. Except as indicated by footnote, and subject to community property laws where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(2)      Includes 35,000 shares subject to options.

(3) Includes 6,423,539 shares of Common Stock held by Jericho II, LLC (of which 1,500,000 shares issuable upon exercise of warrants) and 184,266 shares of Common Stock held by GRQ, LLC.

(4)      Includes 35,000 shares subject to options.

(5)      Includes 85,000 shares subject to options.

(6)      Includes 250,000 shares subject to options.

(7) Includes 1,500,000 shares issuable upon exercise of warrants and 184,266 shares of Common Stock held by GRQ, LLC.

(8) Includes 1,905,000 shares directors and executive officers have a right to acquire upon exercise of stock options.

CHANGES IN CONTROL

         In May 1998, in consideration of a guarantee of an increased line of credit from a commercial institution, the Company delivered to Jericho II, LLC ("Jericho") warrants to purchase 1,000,000 shares of convertible preferred stock (the "Preferred Stock") at a price per share equal to $2.5625 and having a term of 10 years (the "Warrants"). The Preferred Stock is convertible to Common Stock on a one-to-one basis, subject to adjustment to reflect dilutive issuances of equity securities by the Company and stock splits, dividends, combinations and similar events. The Preferred Stock is entitled to five votes per share and votes together with the Common Stock in addition to having certain special approval rights. The Preferred Stock has a liquidation preference equal to the purchase price per share. The Warrants include a net exercise clause (to permit the conversion of the Warrants into shares having a fair market value equal to the spread between the exercise price and the then fair market value) and the shares issuable on exercise shall be entitled to piggyback registration rights, subject to certain restrictions.

         Jericho holds other warrants to purchase up to 500,000 shares of the Company's Common Stock.

         In October 1998, Jericho acquired 3,692,308 shares of newly issued Common Stock for a purchase price of $6,000,000.

         In January 1999, pursuant to a Debt Repayment Agreement, 1,231,231 shares of Common Stock were transferred to Jericho from John G. Tramontana in satisfaction of debt incurred by a third party holder of the Company's Common Stock. Mr. Tramontana, Chairman of the Board, President and Chief Executive Officer of the Company, has a 50% ownership interest in Jericho. Cynthia R. May, a director of the Company, is the managing member of Jericho and as such, has sole voting and investment power over shares of the Company's Common Stock owned by Jericho.


ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In 1998 the Company effected several transactions with Jericho II, L.L.C. ("Jericho") involving securities of the Company. See "Changes in Control." John G. Tramontana owns a 50% interest in Jericho, and Cynthia R. May has sole voting and investment power over shares of the Company's Common Stock owned by Jericho.

         In December 1998, pursuant to promissory notes the Company borrowed the aggregate amount of $185,000 from Jericho. The principal sum, together with interest at the prime rate, was repaid in full in February 1999. Also, in December 1998, the Company borrowed $100,000 from GRQ. L.L.C., an affiliate of Cynthia R. May, which sum together with interest at the prime rate was repaid in full in March 1999.

         In December 1996, the Company entered into a lease agreement with Jtech Laboratories, Inc. ("JTech"). The lease commenced on the completion of construction of an approximately 8,600 square foot office and laboratory facility. The lease is at a rental of approximately $120,000 per annum. Mr. Tramontana is the President and a director of JTech.

         Pursuant to the terms of the $4.0 million Note Purchase, Paying and Conversion Agency Agreement ("NPPCAA") with Banca del Gottardo (the "Bank"), the Bank, at its option, may appoint two members of its choice to the Company's Board of Directors. As of April 24, 2000 the Bank has not exercised its option to appoint board members.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 1, 2000                                      BIGMAR, INC.

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

        SIGNATURE                                 CAPACITY                                    DATE
--------------------------------------       --------------------------                 -------------------
                                             Chairman of the Board of
 /s/ JOHN G. TRAMONTANA                      Director and Chief
--------------------------------------       Executive Officer                              May 1, 2000
          John G. Tramontana                 (Principal Executive Officer)

 /s/ CYNTHIA R. MAY                          Vice President-Administration
--------------------------------------       and Director                                   May 1, 2000
        Cynthia R. May

 /s/ PHILIPPE J. H. ROHRER
--------------------------------------       Treasurer, Secretary, and                      May 1, 2000
         Philippe Rohrer                     Director (Principal Financial Officer)

 /s/ BERNARD KRAMER
--------------------------------------       Director                                       May 1, 2000
          Bernard Kramer

 /s/ MASSIMO PEDRANI
--------------------------------------       Director                                       May 1, 2000
         Massimo Pedrani