Form 10QSB
period 2000-03-31
BIGMAR INC
filed 2000-05-15
CIK 1012466

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------
                                   FORM 10-QSB

MARK ONE

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO


                           COMMISSION FILE NO. 1-14416

                                  BIGMAR, INC.

        (Exact name of small business issuer as specified in its charter)

             DELAWARE                                 31-1445779
 (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)

     9711 SPORTSMAN CLUB ROAD                           43031
          JOHNSTOWN, OHIO                             (Zip Code)
(Address of principal executive offices)

         Issuer's telephone number, including area code: (740) 966-5800

Indicate by checkmark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

As of May 10, 2000, 9,493,973 shares of common stock of the issuer were outstanding.

                          BIGMAR, INC. AND SUBSIDIARIES

                                      INDEX


Part I           FINANCIAL INFORMATION:
Item 1           Financial Statements

                 Consolidated Balance Sheets as of March 31, 2000 and
                 December 31, 1999 (Unaudited)                                                             3

                 Consolidated  Condensed  Statements of Operations for the quarters ended March
                 31, 2000 and 1999 (Unaudited)                                                             4

                 Consolidated  Condensed  Statements of Cash Flows for the quarters ended March
                 31, 2000 and 1999 (Unaudited)                                                             5

                 Consolidated  Statements of  Comprehensive  Loss for the quarters  ended March
                 31, 2000 and 1999 (Unaudited)                                                             6

                 Notes to the Consolidated Condensed Financial Statements (Unaudited)                      7

Item 2           Management's  Discussion  and Analysis of Financial  Condition  and Results of
                 Operations                                                                               10


Part II          OTHER INFORMATION:

Item 2 (c)       Changes in Securities - Recent Sales of Unregistered  Securities                         17

Item 6           Exhibits and Reports on Form 8-K                                                         17

                 Signatures                                                                               18

                          BIGMAR, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                              March 31            December 31
                                                                                                2000                    1999
                                                                                          ------------------      -----------------
                                                                                             (Unaudited)
                                     ASSETS
Current assets:
       Cash and cash equivalents                                                               $    197,932           $    155,854
       Accounts receivable                                                                        1,591,560              2,138,115
       Inventories                                                                                2,428,279              2,470,234
       Prepaid expenses and other current assets                                                    170,633                248,504
                                                                                          ------------------      -----------------
             Total current assets                                                                 4,388,404              5,012,707
Property, plant and equipment, net                                                               13,538,546             14,380,877
Intangible  and other assets, net                                                                   370,718                405,168
                                                                                          ------------------      -----------------
                                      Total                                                    $ 18,297,668           $ 19,798,752
                                                                                          ==================      =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable                                                                           2,271,849              2,320,411
       Notes payable                                                                              1,477,288              3,362,038
       Current portion of long-term debt                                                            609,535                632,436
       Due to related party                                                                       1,025,951                      -
       Accrued expenses and other current liabilities                                               974,674                985,386
                                                                                          ------------------      -----------------
             Total current liabilities                                                            6,359,297              7,300,271
Long-term debt                                                                                   10,095,353             10,762,680
                                                                                          ------------------      -----------------
                        Total liabilities                                                        16,454,650             18,062,951
                                                                                          ------------------      -----------------

Stockholders' equity:
       Preferred stock ($.001 par value; 5,000,000 shares authorized;
             none issued)
       Common stock ($.001 par value; 20,000,000 shares authorized; 9,493,973 shares and 8,993,973 issued and outstanding at
             March 31, 2000 and December 31, 1999 respectively)                                       9,494                  8,994
       Additional paid-in capital                                                                26,686,967             25,312,467
       Accumulated deficit                                                                      (23,508,964)           (22,558,611)
       Foreign currency translation adjustments                                                  (1,344,479)            (1,027,049)
                                                                                          ------------------      -----------------
                        Total stockholders' equity                                                1,843,018              1,735,801
                                                                                          ------------------      -----------------
                                      Total                                                    $ 18,297,668           $ 19,798,752
                                                                                          ==================      =================


          See accompanying notes to consolidated financial statements.

                          BIGMAR, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                               Three Months Ended March 31
                                                                                        ------------------------------------------
                                                                                              2000                     1999
                                                                                        -----------------        -----------------
Net sales                                                                                 $    1,779,721           $    1,735,311
Cost of goods sold                                                                             1,280,165                1,242,128
                                                                                        -----------------        -----------------
Gross margin                                                                                     499,556                  493,183
                                                                                        -----------------        -----------------
Operating expenses:
       Research and development                                                                  920,174                  634,075
       Selling, general and administrative                                                       725,345                1,038,733
                                                                                        -----------------        -----------------
             Total operating expenses                                                          1,645,519                1,672,808
                                                                                        -----------------        -----------------

Operating loss                                                                                (1,145,963)              (1,179,625)

Other expense, net                                                                                (3,775)                  (6,244)
Interest expense                                                                                (230,862)                (187,466)
Gain (loss) on foreign currency transactions                                                      68,410                 (401,721)
                                                                                        -----------------        -----------------
Loss before income taxes and extraordinary item                                               (1,312,190)              (1,775,056)

Income taxes (benefit)                                                                                 -                        -

                                                                                        -----------------        -----------------
Loss before extraordinary item                                                                (1,312,190)              (1,775,056)

Extraordinary item-Gain on extinguishment of debt,
net of income taxes of $0                                                                        361,837                        -
                                                                                        -----------------        -----------------
Net loss                                                                                  $     (950,353)          $   (1,775,056)
                                                                                        =================        =================
Basic and diluted loss per share from continuing operations                               $        (0.15)          $        (0.22)
                                                                                        =================        =================
Basic and diluted extraordinary gain per share                                            $         0.04           $            -
                                                                                        =================        =================
Basic and diluted net loss per share                                                      $        (0.11)          $        (0.22)
                                                                                        =================        =================
Weighted average shares outstanding                                                            9,005,084                8,175,000
                                                                                        =================        =================


          See accompanying notes to consolidated financial statements.

                          BIGMAR, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                             Three Months Ended March 31
                                                                                        ---------------------------------------
                                                                                              2000                 1999
                                                                                        ------------------   ------------------

                     Net cash used in operating activities                                       (67,127)        (1,370,763)
                                                                                        ------------------   ------------------
Cash flows from investing activities :
      Purchase of property, plant and equipment                                                  (36,683)          (133,747)
                                                                                        ------------------   ------------------
                     Net cash used in investing activities                                       (36,683)          (133,747)
                                                                                        ------------------   ------------------
Cash flows from financing activities :
      Short-term borrowings                                                                      815,020             93,000
      Long-term borrowings                                                                     2,641,278                  -
      Proceeds from borrowing from related party                                               1,044,226                  -
      Repayment of short term debt                                                            (1,839,697)            (2,645)
      Repayment of long-term borrowings                                                       (3,901,004)            (7,013)
      Proceeds from issuance of common stock and warrants                                      1,375,000          1,449,961
                                                                                        ------------------   ------------------
                     Net cash provided by financing activities                                   134,823          1,533,303
                                                                                        ------------------   ------------------
Effect of exchange rates on cash                                                                  11,064           (169,238)
                                                                                        ------------------   ------------------
Net increase (decrease) in cash and cash equivalents                                              42,077           (140,445)
Cash and cash equivalents, beginning of period                                                   155,854            140,445
                                                                                        ------------------   ------------------
Cash and cash equivalents, end of period                                                 $       197,931       $          -
                                                                                        ==================   ==================
Supplemental disclosure of cash flow information :
      Cash paid during the period for :
           Interest                                                                      $     289,806         $    287,884
           Income taxes                                                                  $           -         $          -


          See accompanying notes to consolidated financial statements.

                          BIGMAR, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (Unaudited)


                                                                                          Three Months Ended March 31
                                                                                  --------------------------------------------
                                                                                         2000                     1999
                                                                                  -------------------       ------------------
Net loss                                                                                $   (950,353)            $ (1,775,056)

Other comprehensive income (loss), net of tax:
                       Foreign currency translation adjustments, net of
                       income taxes of $ 0 in both
                       2000 and 1999, respectively                                          (317,430)                 (83,230)
                                                                                  -------------------       ------------------
Comprehensive loss                                                                      $ (1,267,783)            $ (1,858,286)
                                                                                  ===================       ==================


          See accompanying notes to consolidated financial statements.

                          BIGMAR, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

Bigmar, Inc. (the "Company") is a Delaware corporation that owns 100% of the outstanding common stock of two Swiss corporations, Bioren, SA and Bigmar Pharmaceuticals, SA, and 100% of the outstanding common stock of a Delaware corporation, Bigmar Therapeutics, Inc.

In the opinion of management, the accompanying unaudited financial statements include all adjustments necessary to present fairly the Company's financial position at March 31, 2000 and December 31, 1999, the results of operations, the cash flows and the comprehensive income for all periods presented. The results of the interim periods are not necessarily indicative of the results to be obtained for the entire fiscal year.

For a summary of significant accounting policies (which have not changed from December 31, 1999) and additional financial information, see Bigmar, Inc.'s Annual Report on Form 10-KSB, as amended, for the year ended December 31, 1999. The 10-KSB should be read in conjunction with these financial statements.

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. The three wholly-owned subsidiaries are as follows: Bioren S.A. ("Bioren"), Bigmar Pharmaceuticals S.A. ("Pharmaceuticals") and Bigmar Therapeutics Inc. ("Therapeutics"). All significant intercompany accounts and transactions have been eliminated.

The financial statements of subsidiaries outside the United States are stated using the local currency as the functional currency. Assets and liabilities of these companies are translated at the rates of exchange at the balance sheet date. The resulting translation adjustments are included in accumulated and other comprehensive loss. Income and expenses are translated at average rates of exchange for the period. Effective January 1, 2000, $7.7 million of intercompany debt due from Bigmar Pharmaceuticals SA to Bigmar Inc. is no longer considered short-term as repayment is not expected in the foreseeable future. Accordingly, the gain or loss on translating such debt has been included in the cumulative translation adjustment as a separate component of stockholders' equity.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The construction of the Company's pharmaceutical manufacturing plant in Barbengo, Switzerland and the process of obtaining regulatory approvals has consumed a substantial amount of the Company's resources. The manufacturing plant received regulatory approval in February 1999 from the United States Food and Drug Administration ("FDA") and the Intercantonal Office for the Control of Medications ("IKS") in Switzerland to manufacture and sell certain injectible pharmaceutical products in the United States and Switzerland. As a result, the Company anticipates that these operations will begin to generate cash to help fund its expansion and further planned research and development activities. During the first quarter 2000, the Company received $1,375,000 in proceeds from a private placement of common stock and warrants. The Company anticipates raising additional funds during 2000 through private stock offerings and through additional bank borrowings. However, there can be no assurance that the Company will be successful in these efforts. These factors raise substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to reflect the recoverability or classification of recorded asset amounts or the classification of liabilities should the Company be unable to continue as a going concern.

(2) INVENTORIES

The components of inventory at March 31, 2000 and December 31, 1999 are as follows:


                                             March 31, 2000             December 31, 1999
                                          ----------------------    --------------------------
          Raw Materials                           $ 1,176,955                 $ 1,362,439
          Finished Goods                            1,251,324                    1,107,795
                                              ----------------             ----------------
                   Total                          $ 2,428,279                  $ 2,470,234
                                              ----------------             ----------------


(3) LONG-TERM DEBT

As of March 31, 2000, the Company had various notes, bonds, mortgages and other borrowings totaling approximately $13.2 million, including $3.1 million that is short term in nature. These monies were used to partially fund the acquisition of Bioren, to acquire, construct, and equip the manufacturing facility and to fund ongoing research and development and product registration activities. During March 2000, the Company extinguished $4.3 million of its long-term debt. The Company paid $3.9 million and the bank forgave $0.4 million. This amount has been recognized as an extraordinary item in the accompanying statement of operations. The amount that was repaid was financed by variable rate loans of $2.7 million from Credit Suisse, a $1.1 million 5% loan from a stockholder and officer and cash of $0.1 million.

(4) COMMON STOCK ISSUED

In March 2000, the Company issued 500,000 shares of common stock to Banca del Gottardo via private placement offering. The Company also issued 2-year warrants to purchase 150,000 shares of common stock at $4.00 per share. Proceeds from the sale of shares and warrants totaled $1,375,000 and were applied to working capital and general corporate purposes.

(5) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1999, Statement of Financial Accounting Standards No. 137 ("SFAS No. 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133 was issued. Statement No. 137 deferred the effective date of Statement No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. Statement No. 133 requires that all derivatives be recorded in the balance sheet as either assets or liabilities and be measured at fair value. Management is in the process of evaluating this standard and does not expect this statement to have a material impact on the Company's financial position or result of operations.

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

Summary information by segment for the three months ended March 31, 2000 and 1999 is as follows:

THREE  MONTHS ENDED MARCH 31, 2000


                                    BIOREN         PHARMACEUTICALS     CORPORATE        TOTAL
                                    ------         ---------------     ---------        -----
Sales - International            $ 1,462,912          316,809                 -        1,779,721
Gross Margin                         382,399          117,156                 -          499,555
Operating expenses and other
expense                             (458,333)        (524,448)         (467,127)      (1,449,908)
                                 ------------        ---------         ---------      -----------
Segment Loss                         (75,934)        (407,292)*        (467,127)        (950,353)

* Pharmaceuticals' loss includes a $361,837 extrordinary gain from extinguishment of debt.

THREE  MONTHS ENDED MARCH 31, 1999


                                    BIOREN         PHARMACEUTICALS   CORPORATE         TOTAL
                                    ------         ---------------   ---------         -----
Sales - International            $ 1,573,720          161,591                -        1,735,311
Gross Margin                         376,526          116,656                -          493,183
Operating expenses and other
expense                             (402,850)        (518,527)      (1,346,861)      (2,268,239)
                                 ------------        ---------      -----------      -----------
Segment Loss                         (26,324)        (401,871)      (1,346,861)      (1,775,056)


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

THE COMPANY
The Company's corporate headquarters located in Johnstown, Ohio, include a research and development laboratory used for the testing of generic oncology and related products ("Oncology Products") to be marketed in the United States.

The Company finalized a distribution arrangement with American Pharmaceutical Partners ("APP") as the exclusive distributor of certain generic oncology products in North America and Canada. The five year exclusive arrangement covers three of the market-ready generic oncology products on an exclusive basis along with several generic oncology products on a non-exclusive basis. The products involved under this arrangement are produced at Pharmaceuticals' FDA-inspected Barbengo manufacturing facility that utilizes barrier isolation technology to manufacture FDA-approved parenteral drug products. By using this technology for the first time in the production of generic oncology drugs, the Company increases the assurance of the sterility of oncology drugs resulting in a higher quality product with reduced manufacturing costs.

The Company entered into an exclusive, five-year distribution and supply agreement with Indena S.p.A., a world leader in processing capacity of pharmaceutical extracts, to develop, manufacture and distribute a generic version of Taxol-Registered Trademark-, one of the leading oncology drugs on the market with annual sales of approximately $2 billion worldwide. Taxol-Registered Trademark- is currently unavailable in generic form and widely used in the treatment of ovarian and breast cancer, as well as some forms of leukemia. During 2000, the Company plans to apply for regulatory approvals in each of the countries in which it intends to sell the generic version of Taxol-Registered Trademark-.

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

THERAPEUTICS
Therapeutics is essentially a shell company and has had no significant business operations as of March 31, 2000.

Certain statements in this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding future cash requirements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied in such forward-looking statements. Such factors and risks include, but are not limited to, delays in product development, problems with clinical testing, failure to receive regulatory approvals, lack of proprietary rights, or changes in business strategy, which are discussed in greater detail in the Company's Form 10-KSB for the 1999 fiscal year. Many of the factors that will determine results and values are beyond the Company's ability to control or predict. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

RESULTS OF OPERATIONS

First quarter 2000 net sales amounted to approximately $1.8 million, representing an increase of $44,410 or 2.6% over first quarter 1999 sales. This increase was primarily the result of sales to new customers in the first quarter of 2000. Without exchange rate increase, sales levels increased by 17.1% or $296,700.

Bioren's sales of IV solutions decreased $110,800 or 7% from first quarter of 1999 sales from $1,574,000 to $1,463,000. This decrease is primarily the result of the increase of the U.S. Dollar exchange rate against the Swiss Franc. The average exchange ratio of Swiss Franc to U.S. Dollar during the first quarter 2000 was .614 as compared to .701 in 1999. Without exchange rate increase, sales levels increased by 6.3% or $86,000. Selling prices are almost stable versus 1999.

Pharmaceuticals' sales of oncology products increased $155,000 from first quarter of 1999 due to deliveries to APP. Sales were $317,000 in 2000 and were $162,000 in 1999. First quarter of 2000 has been essentially devoted to research and development activities and primarily to ANDA batches.

Bioren's cost of goods sold decreased by $143,000 to $1.1 million in 2000 as compared to $1.2 million in the comparable period of 1999. Without exchange rate increases, cost of goods sold decreased by $272,000. This decrease is primarily the result of lower production cost due to the increase of manufacturing levels and lower prices of packaging material.

Pharmaceuticals' cost of goods sold increased by $155,000 from the three months ended March 31, 1999 to the same period in 2000. This increase is related to higher production costs at Pharmaceuticals.

Gross margin amounted to $500,000 for the first quarter of 2000, compared with $493,000 from the prior year. Gross margin percent amounted to approximately 28.1% for the first quarter of 2000, compared to approximately 28.4% for the prior year. The decrease in the gross margin percent was due to higher production costs at Pharmaceuticals.

Operating expenses decreased from first quarter 1999 to first quarter 2000 by $27,000. Research and development expenses increased by $286,000 due to activities surrounding the Company's efforts in the current year to develop new drug product formulations. Selling, general and administrative expenses decreased by $313,000, primarily due to a decrease in the number of personnel from first quarter 1999 to first quarter 2000.

Interest expense increased $43,000 from 1999 to 2000, due to an increase of total debt by $1.3 million in the first quarter of 2000 as compared to the first quarter of 1999.

Foreign exchange gains amounted to $68,000 in the first quarter of the current year compared to a loss of $402,000 in the prior year. Effective January 1, 2000, $7.7 million of intercompany debt due from Bigmar Pharmaceuticals SA to Bigmar Inc. is no longer considered short-term as repayment is not expected in the foreseeable future. Accordingly, the gain or loss on translating such debt has been included in the cumulative translation adjustment as a separate component of stockholders' equity.

The Company recorded an extraordinary gain in the first quarter 2000 due to the forgiveness of $362,000 in long-term debt from a Swiss bank.

As a result of all of the foregoing, the Company's net loss for the first quarter 2000 amounted to $950,000 versus $1,775,000 during the first quarter of 1999.

Net loss at Bioren SA was $76,000 in the first quarter of 2000 compared to a net loss of $48,000 in the first quarter of 1999 due to decreased sales.

Net loss at Pharmaceuticals was $402,000 in the first quarter of 1999 compared to a net loss of $407,000 in the first quarter of 2000.

The net loss at Corporate decreased from a net loss of $1,347,000 in the first quarter of 1999 to a net loss of $467,000 in the first quarter of 2000 due to a reduction of operating expenses, primarily personnel reductions.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000 and December 31, 1999, the Company had cash and cash equivalents of $198,000 and $156,000, respectively. The Company's working capital was a $2.0 million deficit and $1.9 million deficit at March 31, 2000 and December 31, 1999, respectively.

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

Property, plant and equipment totaled $13.5 million and $14.4 million at March 31, 2000 and at December 31, 1999, respectively. Additions were approximately $36,700 whereas depreciation expense was $415,000. The translation of Swiss property, plant and equipment into U.S. dollar was adversely affected by approximately $0.6 million by exchange rate fluctuations.

As of March 31, 2000, the Company had various notes, bonds, mortgages and other borrowings totaling approximately $13.2 million including $3.1 million that is short term in nature. These monies were used to partially fund the acquisition of Bioren, to acquire, construct, and equip the manufacturing facility and to fund ongoing research and development and product registration activities.

During the first quarter of 2000, pursuant to private placement transactions with Banca del Gottardo, the Company raised $1,375,000 which was applied to working capital and general corporate purposes.

The Company anticipates that additional capital funding together with cash from operations will be required to sustain operations through December 2000. However, there can be no assurance that events affecting the Company's operations will not result in the Company depleting its funds before that time. Management is currently discussing additional financing with a number of financial institutions and investors, but there are no assurances that the Company will be able to obtain additional financing or that such financing, if available, will be available on acceptable terms.

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


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On January 1, 1999, 11 member countries of the European Union (Switzerland excluded) established fixed conversion rates between their existing sovereign currencies, and adopted the Euro as their own common legal currency. The Euro is currently trading on currency exchanges and the legacy currencies will remain legal tender in the participating countries for a transition period between January 1, 1999 and December 31, 2001. Between January 1, 2002 and July 1, 2002, the participating countries will introduce Euro notes and coins and withdraw all legacy currencies so that they will no longer be available. Based on current information and management's current assessment, the Company does not expect that Euro conversion will have a material adverse effect on its business or financial condition.

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

The table below provides information about the Company's financial instruments by functional currency and presents such information in U.S. dollar equivalents:


                                                                 EXPECTED MATURITY DATE
                                                                 ----------------------
                                       2000          2001        2002        2003          2004       THEREAFTER
                                       ----          ----        ----        ----          ----       ----------
(US$ Equivalent)
except average interest rate

   Liabilities
   Long-Term Debt:
      Fixed Rate ($US)             $         --          --    4,000,000           --           --           --
      Average interest rate                  --          --         8.0%           --           --           --
      Fixed Rate (Sfr)             $  1,025,951          --           --    1,810,501           --           --
      Average interest rate                5.0%          --           --         4.0%           --           --
      Variable Rate (Sfr)          $    609,535     609,535      549,185      368,135      247,435    2,510,561
      Average interest rate                4.6%        4.6%         4.7%         5.0%         4.7%         3.8%

                          BIGMAR, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 2 (c) CHANGES IN SECURITIES - RECENT SALES OF UNREGISTERED SECURITIES

On March 20, 2000, the Company issued 500,000 shares of common stock at a price of $2.75 per share to Banca del Gottardo through a private placement of stock in reliance on Regulation S of the Securities Act of 1933. In connection with that offering the Company also issued warrants to purchase 150,000 shares of common stock at $4.00 per share, which become exercisable immediately and terminate on March 20, 2002.

All of the share transactions summarized above were made directly by the Company without use of an underwriter or placement agent and without payment of commissions or other remuneration. Proceeds of 1,375,000 from the sale, after payment of offering expenses in immaterial amounts, were applied to the working capital of the Company and other general corporate purposes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) 27.1 Financial Data Schedule
(b) Reports on Form 8-K. No reports on Form 8-K were filed during the first quarter, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 12, 2000

                                      BIGMAR, INC.
                                      ------------
                                       REGISTRANT

                                      By: /s/ Philippe Rohrer
                                          -------------------
                                              Philippe Rohrer
                                              CHIEF FINANCIAL OFFICER; SECRETARY
                                              AND TREASURER