Form 10KSB/A
period 1999-12-31
BIGMAR INC
filed 2000-06-14
CIK 1012466

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB/A
                                 Amendment No. 2
                                   (Restated)

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

                   9711 SPORTSMAN CLUB ROAD, JOHNSTOWN, OHIO, 43031 (Address of principal executive offices) (Zip Code)

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

The Company manufactures generic pharmaceutical oncology products and intravenous infusion solutions through its Swiss subsidiaries and markets these products in Europe, the United States and other countries primarily through pharmaceutical distributors. Currently, the Company has distribution rights for more than 20 generic oncology products. At December 31, 1999, the Company employed 71 full-time and 8 part-time associates in the following functional areas: manufacturing and quality control-56; marketing and sales-9; research and development, including regulatory affairs-9; and administration-5. All but three of the Company's employees are located in Switzerland and none of the employees is a party to any collective bargaining agreements. Financial information relating to Bigmar Inc. business segments and operations in various geographic areas of the world is provided in the accompanying Notes to the Consolidated Financial Statements.

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

Methotrexate for Injection USP, 1g vial (Preservative-free)

Methotrexate Injection USP, 50 mg and 250 mg vial (Preserved)

Methotrexate Injection USP, 50 mg, 100 mg, 200 mg and 250 mg vial
(Preservative-free)

Leucovorin Calcium for Injection USP, 200 mg vial (Preservative-free)

Leucovorin Calcium for Injection USP, 500 mg vial (Preservative-free)

Fluorouracil Injection USP, 250 mg and 500 mg vial

Daunorubicin Hydrochloride for Injection USP, 20mg vial

The Methotrexate products are indicated in the treatment of various neoplastic diseases. The Leucovorin products are used to diminish toxicity and counteract the effects of impaired methotrexate elimination and of inadvertent overdosages of folic acid antagonists. Leucovorin Calcium for Injection, 500mg is also indicated in combination with 5-Fluorouracil in the palliative treatment of patients with advanced colorectal cancer, carcinoma of colon, rectum, breast, stomach and pancreas. The approval of Leucovorin Calcium for Injection USP, 500 mg provides a unique proprietary position, as the Company is the first to offer this configuration in the United States. Approval of this product represents an important step in adressing the specific dosage needs of the patient population who depend on them. The estimed combined total 1998 domestic market for all seven approved products was approximately $170 million. Competition in generic oncology drugs for the U.S. market is limited to only one or two suppliers. The strong demand for Daunorubicin Hydrochloride for Injection should enable the Company to establish a strong market presence for this product and result in an increase in overall Company sales.

The Company has already received a total of three registrations in Switzerland for the following products:

Methotrexate Injection USP, 50 mg and 200 mg vial

Calcium Folinate for Injection USP, 50 mg vial

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

Recently, the Company finalized a five year distribution and marketing agreement with American Pharmaceutical Partners ("APP") as the exclusive distributor of certain generic oncology products, manufactured by the Company, in North America and Canada. The agreement includes three market-ready generic oncology products on an exclusive-Methotrexate for Injection, 1gr -Calcium Leucovorin for Injection, 200mg and 500mg -Daunorubicin Hydrochloride for Injection, 20mg along with several oncology products on a non-exclusive basis. On August 5, 1999, the Company received its initial order, valued at $1.0 million, under this arrangement. APP has also indicated its plans to order additional generic oncology products produced by the Company and used for remission in various types of cancer.

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

The acceptance of the Company's product in the marketplace is dependent upon these exclusive distributors' ability to demonstrate the benefits of our products to the medical and health care communities and to sell commercial quantities of our products at acceptable costs.

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

PRODUCT LIABILITY AND INSURANCE

The testing, clinical trials, manufacturing, and marketing of the Company's products involve inherent risks of product liability claims against the Company. The Company currently maintains product liability insurance coverage on European territories in the amount of approximately $6.3 million and on US territories in the amount of approximately $3.1 million. Such insurance is expensive, subject to various exclusions and may not be obtainable or maintainable by the Company in the future on terms acceptable to the Company. There can be no assurance that the amount and scope of any coverage will be adequate to protect the Company in the event that a product liability claim is successfully asserted against the Company. Products, such as those sold or proposed to be sold by the Company, may be subject to recall for unforeseen reasons. A recall of the Company's products could have a material adverse effect on the Company and its reputation.

ITEM 2. PROPERTIES

BIOREN FACILITY

The Bioren facility is a 57,000 square foot facility in Couvet, Switzerland that houses manufacturing operations, laboratory facilities for quality assurance and quality control activities, including batch testing and multiple-batch stability testing operations, labeling and packaging operations, warehousing and storage operations, administrative and record-keeping areas. A 25,000 square foot area in the Bioren facility will be used as a dedicated area for scaling up the development and manufacturing supporting non-toxic products, such as leucovorin calcium (rescue therapy). A 21,000 square foot area in the Bioren facility is used for manufacturing and marketing IV Solutions. A portion of the Bioren facility was leased to an unaffiliated third party until April 15, 1998. This portion is now vacant. The Company believes that its facilities are sufficient for its current and reasonably anticipated operations.

PHARMACEUTICALS FACILITY

The Pharmaceuticals facility, a 25,000 square foot facility in Barbengo, Switzerland, is used for developing and manufacturing oncological products. The Pharmaceuticals facility also houses warehousing and storage, manufacturing, labeling and packaging, quality control and research and development laboratories and administrative areas.

CORPORATE HEADQUARTERS

On December 31, 1996, the Company entered into a lease with JTech Laboratories, Inc. ("JTech") relating to approximately 8,600 square feet of space located at 9711 Sportsman Club Road, Johnstown, Ohio 43031. This space is being utilized by the Company as its principle corporate headquarters and research and development laboratory for Oncology Products marketed in the U.S. The lease for this space expires in June 2002, five years from the occupancy date. John G. Tramontana is the President and a director of JTech. Mr. Tramontana shares ownership in JTech with a company owned by certain stockholders of the Company. Management believes that its corporate headquarters will meet its operational needs for the foreseeable future.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's Common Stock is listed on the Nasdaq SmallCap Market and traded under the symbol "BGMR." The Company's Common Stock was delisted from the Boston Stock Exchange under the symbol "BGM" on April 1999. The high and low sales prices for the Company's common stock during each quarter in the years ended December 31, 1999 and 1998, as derived from information provided by the Nasdaq SmallCap Market, were as follows:

                                                             1999                         1998
                                                   -----------------------      ------------------------
   COMMON STOCK MARKET PRICES                         HIGH          LOW           HIGH            LOW
   ---------------------------------------------   ----------     --------      ---------       --------

   QUARTERS:

   First .......................................       $ 4.06       $ 1.37         $ 4.50         $ 3.25


   Second ......................................       $ 5.12       $ 2.75         $ 3.68         $ 2.25


   Third .......................................       $ 5.06       $ 3.62         $ 2.56         $ 1.75


   Fourth ......................................       $ 3.87       $ 2.43         $ 2.25         $ 1.40


HOLDERS

As of March 23, 2000, as reported by the Company's transfer agent, shares of common stock were held of record by 916 persons.

DIVIDENDS

The Company has paid no dividends, cash or otherwise, subsequent to the date of the initial public offering of the Common Stock in June 1996. Although it is not currently anticipated that any cash dividends will be paid on the Common Stock in the foreseeable future, the Board of Directors may review the Company's dividend policy from time to time. In determining whether to declare dividends and the amount of dividends to be declared, the Board will consider relevent factors, including the Company's earnings, its capital needs and its general financial condition. In addition, the Swiss Federal Code of Obligations provides further restrictions on the Company's ability to pay dividends to its stockholders.

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

                                    OVERVIEW

The Company's first ANDA approvals from the FDA for injectable forms were received in 1999. The Company has launched its Oncology Products into the U.S. market during the fourth quarter of 1999, through American Pharmaceutical Partners. The approved ANDA's enhance the Company's business model, which focuses on achieving a global marketing presence, as U.S. distribution efforts complement sales activities already realized throughout Europe.

      YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

SALES. Total sales were $7.73 million for the year ended December 31, 1999 as compared to $6.38 million for 1998. The increase of 21%, or $1.35 million, is due to the first oncologic deliveries of products shipped under the APP arrangement, which occurred during the fourth quarter 1999 resulting in sales of $1.0 million. In the year 2000, the Company expects product sales to increase compared to 1999 primarily from the current arrangement with APP, along with new product sales such as 5-Fluorouracil and continued growth of Bioren sales in Switzerland and Great Britain.

Pharmaceuticals' sales of oncology products increased $1.28 million, or 318%, to $1.68 million for the year ended December 31, 1999, as compared to $401,000 for the same period in 1998. This increase was primarily the result of cytotoxic sales to APP in the United States ($1.0 million) and Europe ($0.2 million). The Company anticipates that Pharmaceuticals' sales will continue to increase based upon increases levels forecast under the APP arrangement as well as other distribution channels that the Company is developing.

Bioren's sales of IV Solutions increased by $70,000, or 1%, to $6.05 million for the year ended December 31, 1999, as compared to $5.98 million for 1998. Sales of infusion bags increased by $400,000 whereas contract manufacturing decreased by $300,000. During 1999, Bioren ceased contract manufacturing for one third-party product to optimize its production capacity and relaunch a new product in year 2000. The average selling price of infusion bags decreased by 4% in 1999 compared to prior year due to the high level of competition in the Swiss marketplace. Nevertheless, Bioren succeeded in increasing its infusion bag market share by 5% in Switzerland due to better customer support, offsetting the impact of price reductions.

COSTS OF GOODS SOLD AND GROSS MARGINS. Cost of goods sold, for the year ended December 31, 1999, was $6.45 million which yielded a product gross margin of 16.5%, compared to a cost of goods sold of $4.81 million for the same period of 1998 which yielded a gross margin of 24.5%. The higher cost of goods sold in 1999 and reduction in margins is primarily due to high production costs related to the first production batches of Pharmaceuticals and price pressure at Bioren.

Pharmaceuticals' cost of goods sold in 1999 was $1.80 million which yielded a product gross margin of -7.6%, compared to cost of good sold of $391,000 in 1998 which yielded a gross margin of 2.6%. The increase in cost of goods sold is due to fourth quarter sales to APP. The decrease in gross margin is due to high production costs related to the first production batches for APP at the Pharmaceuticals facility. The Company anticipates that gross margin levels should improve as Pharmaceuticals increases manufacturing levels.

Bioren's cost of goods sold in 1999 was $4.65 million which yielded a product gross margin of 23%, compared to cost of goods sold of $4.42 million in 1998 which yielded a gross margin of 26%. The higher cost of goods sold and decrease in gross margin is primarily due to the decrease in the average selling price of infusion bags by 4% in 1999 compared to 1998 due to the high level of competition on the

Swiss marketplace. The decrease in selling price was offset by Bioren succeeding in increasing its infusion bag market share by 5% in Switzerland due to better customer support.

OPERATING EXPENSES. Total operating expenses decreased by 17%, or $1.23 million, from $7.12 million in 1998 to $5.89 million in 1999.

Research and development expenses decreased by 13%, or $366,000, as a result of the Company's commitment to reducing the number of employees but maintaining a significant level of research and development investment in support of its line of pharmaceutical products focusing in oncology products. Most of the Company's reduction in research and development occurred at its U.S. facility where total research and development expenses decreased approximately $959,000. This decrease was offset by increases at the operating segments. The Company will continue to devote substantial resources to research and development during the next several years and does not anticipate significant decreases in research and development spending.

Selling, general and administrative expenses decreased by 20%, or $864,000, from $4.38 million in 1998 to $3.51 million in 1999. The decrease is primarily due to a reduction in personnel at the Company's U.S. facility and at each of the operating segments.

OPERATING LOSS. Operating loss, as a result of the foregoing, was $4.62 million and $5.55 million in 1999 and 1998, respectively, a decrease of 17%. Pharmaceuticals operating loss was $1.98 million in 1999, as compared to $408,000 in 1998, an increase of 385%. The increased net loss is primarily a result of decreases in margins due to the first production batches and higher research and development costs incurred prior to reaching full production. Bioren's operating income was $65,000 in 1999 compared to a $158,000 operating loss in 1998. The change is primarily due to reductions in personnel resulting in decreased selling, general and administrative expenses. In addition to the two segments, operating loss also includes $2.70 million of general corporate expenses in 1999 and $5.8 million in 1998, a decrease of 53%. The reduction in general expenses is a reduction in personnel in both research and development and general, selling and administrative.

OTHER EXPENSE. Other expense amounted to a net expense of $1.71 million for 1999 as compared to a net expense of $1.67 million in 1998. The increase of $40,000, or 2%, included fluctuations in three significant areas: interest expense, issuance of preferred stock warrants for loan guarantee and gain/loss on foreign currency transactions. Interest expense decreased $170,000, or 16%, from $1.06 million in 1998 to $892,000 in 1999. The decrease is due to the Company's efforts to obtain lower interest rates on various notes payable and lines of credit and due to an overall decrease in notes payable and long-term debt of $2.2 million. In the prior year, the Company incurred a non-recurring non-cash charge of $958,000 related to preferred stock warrants issued in consideration to obtain a guarantee to renew and increase a line of credit. There was no such charge in 1999. These decreases were offset by a change in gain/loss in foreign currency transactions. In 1998, the Company incurred a gain on foreign currency transactions of $332,000 whereas it incurred a loss in 1999 of $837,000. The loss in 1999, which arises for the most part from the translation of intercompany balances which are considered short-term, is primarily due to the increase of the U.S. Dollar exchange rate against the Swiss Franc combined with an increase of intercompany borrowing of $657,000. The exchange ratio of Swiss Francs to U.S. Dollars at December 31, 1999 was
 .626 as compared to .708 in 1998. This change, which was 12%, affected numerous financial balances including property, plan and equipment and long-term debt. Effective January 1, 2000, $7.6 million of the intercompany debt will no longer be considered short-term as repayment is not expected in the foreseeable future. Accordingly, the gain or loss on translating such debt will be included in the cumulative translation adjustment as a separate component of stockholders' equity.

INCOME TAXES. Income tax expense was zero for both 1999 and 1998, due to sustained losses and net operating loss carryforwards from prior years.

NET LOSS. For the fiscal year ended December 31, 1999 the Company reported a net loss of $6.32 million. For the same period of 1998, net loss was $7.22 million. The corresponding basic and diluted loss per share was $0.73 in 1999 versus $1.46 in 1998.

Pharmaceuticals' net loss in 1999 amounted to $1.06 million compared to $820,000 in 1998, an increase of $240,000 or 29%. The increase in net loss is due to decreases in margins due to the first production batches and higher research and development costs incurred prior to reaching full production, offset by certain intercompany charges. Bioren's net loss in 1999 amounted to $230,000 compared to $315,000 in 1998, a decrease of $86,000 or 27%. The decrease at Bioren is primarily due to reductions in personnel resulting in decreased selling, general and administrative expenses.

FOURTH QUARTER. Net sales for the fourth quarter of 1999 amounted to $3.1 million as compared to $1.5 million in 1998 and $1.8 million in 1997. The increase in 1999 is due to the APP sales during the fourth quarter.

      YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

SALES. Net sales decreased by $0.1 million to approximately $6.4 million for the year ended December 31, 1998 as compared to $6.5 million for the comparable period in 1997. This decrease was primarily the result of lower sales of non-core products, such as raw materials and prostate products, offset by an increase in sales of IV Solutions.

Sales of Bioren's IV Solutions for 1998 increased approximately $0.5 million or 9.9% over the prior year as compared with a decrease of approximately $.4 million or 6.4% during 1997. Bioren's IV Solutions sales represented 93.7%, 83.9%, and 73.3% of total sales in 1998, 1997, and 1996, respectively. IV Solution sales growth in 1998 related to increased penetration of the Swiss hospital market.

Sales of Pharmaceutical's Oncology Products for 1998 decreased approximately $0.6 million or 61.6% over the prior year as compared with an decrease of $0.9 million or 50.7% during 1997. Sales of Oncology Products represented 6.3%, 16.1%, and 26.7% of total sales in 1998, 1997, and 1996 respectively. The decline in Oncology Product sales related to the aggressive validation activities implemented in 1998, to prepare the Bigmar Facility for regulatory inspections by the FDA. As a result, commercial batch production time was reduced. The Bigmar Facility was inspected by the FDA in February 1999, and subsequently the Company received approvals from the FDA for five ANDA's. With the approved ANDA's the Company is positioned to begin introducing Oncology Products to the U.S. market in 1999. In 1998, the Company entered into an agreement with Ivax Corporation which gives them exclusive distribution rights within the United States for selected pharmaceutical products.

GROSS MARGIN. Gross Margin as a percentage of sales was 24.5% in 1998, up from 15.4% in 1997, and down from 33.0% in 1996.

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

OPERATING EXPENSES. Total operating expenses decreased by 5.6%, from $7.5 million in 1997 to $7.1 million in 1998. Research and development expenses increased by $1.1 million or 62.2% as a result of the Company's commitment to maintaining a significant level of research and development investment in support of its line of pharmaceutical products focusing in oncology products. The Company expects research and development expenditures to continue to be significant during the next several years. Selling, general and administrative expenses increased 15.2% from $3.8 million in 1997 to $4.4 million in 1998. The increase is primarily due to an increase of $0.5 million in depreciation expense related to the Bigmar Facility. The decrease in total operating expenses is due to approximately $2.1 million of expenses recognized to reacquire U.S. marketing rights in 1997 versus no such expense being incurred in 1998.

OPERATING LOSS. Operating (loss), as a result of the foregoing, was $5.6 million and $6.5 million in 1998 and 1997 respectively.

OTHER EXPENSE. Other expense (net) amounted to a net expense of $1.7 million for 1998 as compared to a net expense of $0.8 million for 1997. Interest expense amounted to $1.1 million for 1998, an increase of $0.4 million over 1997, reflecting two factors-an increase in the Company's debt during 1998, and no capitalized interest in 1998 as compared to $119,000 in 1997. Other expense increased $0.9 million from 1997 to 1998, primarily as a result of approximately $1.0 million of expense recognized to issue preferred stock warrants in consideration to obtain a guarantee to renew and increase a line of credit from $3.5 million to $6.0 million from a commercial institution. The Company recorded foreign currency transaction gains of $0.3 million during 1998 versus losses of $0.4 million in 1997. The majority of this activity is related to 1998 intercompany funds transfers denominated in Swiss Francs.

INCOME TAXES. Income tax expense was zero for both 1998 and 1997, due to sustained losses and carryovers from prior years.

NET LOSS. Net loss for 1998 was $7.2 million versus the 1997 loss of $7.4 million. The corresponding basic loss per share was $1.46 in 1998 versus $1.82 in 1997.

Bioren recorded a net loss of $0.3 million for 1998 versus a net profit of $0.2 million in 1997. This decrease reflects additional depreciation expenses for machinery and equipment of $0.3 million and approximately $0.2 million for research and development expenses related to expansion of the IV Solution product lines.

Pharmaceuticals recorded a net loss of $0.8 million for 1998 versus a net loss of $1.0 million in 1997. The net loss for 1998 represents a decrease in loss of $0.2. The 1998 loss was due primarily to time spent preparing the Bigmar Facility for both commercial production and inspections by regulatory agencies such as the FDA and IKS. In February 1999, the Company received approvals from the FDA for five ANDA's to be marketed in the United States.

                         LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. The Company's working capital at December 31, 1999 was a $2.3 million deficit and at December 31, 1998 was $3.1 million deficit. The biggest factors influencing working capital were the increase in accounts receivable of $1.2 million mainly due the first shipments to APP, the increase in inventories of $0.9 million for anticipated year 2000 deliveries and general increases in business levels, a decrease in related party payables of $0.3 million and a decrease in current portion of long-term debt of $0.7 million. These amounts were offset by accounts payable increasing by $0.6 million, notes payable increasing $1.6 million, and accrued expenses increasing $0.1 million.

Net cash used in operating activities during 1999 was $5.3 million, an increase from the previous year's cash used of $4.6 million. Net loss less non-cash items used $3.5 million in 1999 and $4.5 million in 1998, while working capital used $1.8 million in 1999 and $0.1 million in 1998. The increase with respect to working capital is principally due to increases in accounts receivable and inventory for Pharmaceuticals' growth.

The Company has incurred, and will continue to incur, substantial expenditures for research and development activities related to bringing its products to the commercial market. The Company intends to devote significant additional funds to product development, formulation, clinical testing, product registration, and other activities required for regulatory review of generic oncological products. The amount required to complete such activities depends upon the outcome of regulatory reviews. The regulatory bodies may require more testing than is currently planned by the Company. There can be no assurance that the Company's generic oncological products will be approved for marketing by the FDA or any foreign government agency or that any such products will be successfully introduced or achieve market acceptance. Although the Company expects that cash flows from operating activities will continue to improve in the future, the Company expects that additional funds will be needed from financing activities.

INVESTING ACTIVITIES. The Company's investing activities in 1999 involved the purchase of property, plant and equipment. Capital expenditures for 1999 were $0.5 million, a $1.0 million decrease from the 1998 level of $1.5 million. The lower expenditures reflect the completion in 1998 of the Pharmaceuticals' facility construction. However, the Company does anticipate higher levels of investing activities in the short-term due to planned equipment purchases to increase manufacturing capacity.

FINANCING ACTIVITIES. Net cash provided by financing activities was $5.8 million in 1999 and $5.6 million in 1998.

In May 1998, the Company obtained a $6.0 million line of credit from Citizens Bank in Saginaw, Michigan, guaranteed by Jericho, a related party. The Company borrowed up to approximately $5.7 million on the line of credit before it was fully paid in October 1998. The Company renegotiated the terms of the credit line in December 1998, and reduced the line of credit to $0.5 million, which was subject to renegotiation in June 1999. In June 1999, the Company renegotiated the line to allow the Company to borrow up to $2 million at the Bank's prime rate. The Company borrowed approximately $1.8 million under this line in 1999. The line is subject to renegotiation on June 30, 2000.

During 1999, the Company also issued convertible notes to Banca del Gottardo and received proceeds of approximately $1.7 million after issuance costs. Under the agreement, the Company issued 4% notes, due October 22, 2003. After March 1, 2000, the notes are convertible into 528,000 shares of the Company's common stock at an initial conversion price of $3.75 per share. The notes can be repaid at the option of the Company before the due date at 110% of the principal amount due.

During 1999, the Company also received $2.9 million in proceeds from issuance of common stock. The Company sold 966,665 shares of stock, at $2.00 to $3.00 per share. Included in these issuances was 70,000 shares to the Banca del Gottardo and 166,666 shares to GRQ, LLC, a related party. The proceeds of these common stock issuances were used primarily for working capital.

In August 1998, the Company received proceeds of $0.3 million from the issuance of common stock to Banca del Gottardo. In October 1998, the Company received proceeds of $6,000,000 from the issuance of common stock to Jericho. The proceeds were used to repay debt and for working capital.

Subsequent to December 31, 1999, the Company extinguished $4.3 million of its long-term debt. The Company paid $3.9 million and the bank forgave $0.4 million. The amount that was repaid was financed by loans of $2.7 million from Credit Suisse, a $1.1 million loan from a stockholder and cash of $0.1 million.

In addition to the first quarter 2000 activity described above, the Company anticipates that additional capital funding together with cash from operations will be required to sustain operations through 2000. However, there can be no assurance that events affecting the Company's operations will not result in the Company depleting its funds before that time. Management is currently discussing additional financing with a number of financial institutions and investors, but there are no assurances that the Company will be able to obtain additional financing or that such financing, if available, will be on acceptable terms.

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

YEAR 2000

Many computer systems currently record years in a two-digit format. Such systems, if not modified, would not have been able to recognize and properly place information with dates beyond the year 1999. The potential problems arising out of this inability are commonly referred to as the Year 2000 Issue. The Company addressed the Year 2000 issue through an assessment and readiness plan initiated during 1998 and completed during 1999. To date, the Company is not aware of any significant Year 2000 related problems that may have occurred with its supply, manufacturing, or financial systems, internal or external.

RISK FACTORS

LIMITED OPERATING HISTORY; HISTORY OF OPERATING LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY; GOING CONCERN QUALIFICATION. The Company has a limited operating history and is in the early stage of commercializing on its products. As of December 31, 1999, the Company had incurred an operating loss of approximately $4.62 million. Losses to date have resulted principally from research and development costs and low margins due to first production batches. There can be no assurance that the Company will ever generate sufficient revenues to attain operating profitability on an on-going annual basis. In addition, the Company may experience fluctuation in revenues in operating results based on such factors the demand for the Company's products, the timing, costs and acceptance of product introductions, levels of third-party payment, alternative treatments currently existing or which may be introduced in the future, comparative conditions, regulatory announcements and changes affecting the Company's products and general economic conditions.

FUTURE CAPITAL NEEDS; DELISTING OF THE COMPANY'S SECURITIES. The Company's future capital requirements will depend on many factors, including its ability to generate revenues through its ability to market its products successfully, the cost of manufacturing, the size of its research and development programs, the length of time required to collect accounts receivable, competition, regulatory announcements, and costs associated with and the timing relating to the implementation of the Company's business strategy. The Company's ability to satisfy future capital needs will depend on conditions in the generic pharmaceuticals market and the market for the securities of small capitalization companies and pharmaceutical companies in particular.

In August 1998, the Company received a notice that its securities were going to be delisted from the NASDAQ SmallCap Market due to the Company's inability to maintain a minimum net tangible asset base of $2.0 million. The Company was able to retain its listing on the NASDAQ SmallCap Market due to a sale of $6.0 million of common stock to Jericho II, LLC on October 22, 1998. There can be no assurance that the Company will be able to maintain the $2.0 million net tangible asset requirement or any other listing requirement to retain listing on the NASDAQ SmallCap Market. Delisting from the NASDAQ SmallCap Market may negatively effect the Company's stock's ability to trade. There can also be no assurance that the Company will be able to raise any additional funds required to conduct its operations, that any such funds will be available on terms acceptable to the Company or that existing stockholders will not suffer substantial dilution as a result of subsequent financings.

UNCERTAINTIES REGARDING PATENTS AND PROPRIETARY RIGHTS. As a manufacturer of off-patent, generic pharmaceuticals, the Company's success will depend upon its ability to operate without infringing the proprietary rights of third parties. Although the Company only manufactures pharmaceuticals for which it believes the patent has expired, there can be no assurance that the "expiration" will not be challenged or denied by either by the U.S. Patent and Trademark Office, any of its foreign counterparts or by courts inside or outside the United States. In some cases, litigation or other proceedings may be necessary to defend against claims of infringement and to determine the validity of the proprietary rights of third parties. Such litigation could result in substantial costs to and diversion of resources by the Company. An adverse outcome in any such litigation or proceeding could subject the Company to significant liabilities, require the Company to obtain alternative non-infringing alternatives, require the Company to cease producing the particular drug or require the Company to license the manufacture of the drug from the third party, all of which could have a material adverse effect upon the Company's business, financial condition and results of operations. If any licenses are required, there can be no assurance that the Company will be able to obtain any such license on commercially reasonable terms, if at all, and if these licenses are not obtained, the Company might be prevented from manufacturing some of its pharmaceuticals.

DEPENDENCE UPON COLLABORATIVE ARRANGEMENT WITH DISTRIBUTORS. One of the Company's strategies to penetrate the generic oncology pharmaceuticals and related products market is to enter into various collaborative arrangements with established pharmaceutical distribution companies. The Company recently entered into such an arrangement with American Pharmaceutical Partners, giving it exclusive distribution rights for certain oncology drugs. The Company has entered into a number of exclusive marketing agreements, which have provided the Company with sales, but also limits the Company's control over its marketing abilities and strategies. The acceptance of the Company's products in the market place is dependent upon the exclusive distributor's ability to demonstrate the benefits of the Company's products to the medical and health care communities and to sell commercial quantities at acceptable costs. There is no assurance that the third party distributors will be able to provide adequate sales for the Company to become profitable Nor is there any assurance the Company will be able to continue building successful distribution relationships with further distributors.

COMPETITION. Competition in the pharmaceutical industry is intense and subject to rapid technological change. Competitors of the Company are numerous and include United States and international companies. See "Item 1 Competition." In addition, the Company may face competition from alternative methods of treatment such as surgery, radiation and other new oncology treatments. Many of the Company's competitors may have substantially greater financial technical resources, production, market capabilities and experience in the generic oncology pharmaceutical field. There can be no assurance the Company will be able to compete favorably in the pharmaceutical market.

FLUCTUATIONS IN OPERATING RESULTS. The Company's operating results may vary significantly from quarter to quarter or year to year, depending on factors such as timing of product development, the timing and terms of collaborative distribution agreements, the timing of increased research and development and sales and marketing expenses, the timing and size of orders and the introduction of new products by the Company and by competitors. The Company's current and planned expense levels are based in part on its expectations as to future revenue. Consequently, revenue and operating results may vary significantly from quarter to quarter or year to year and revenue and operating results in any period will not necessarily be predictive of results in subsequent periods.

DEPENDENCE ON OUTSIDE SUPPLIERS. Although the Company manufacturers its pharmaceutical products at its own manufacturing facilities, a majority of raw materials the Company uses to manufacturer its products are generally not readily available and are purchased from limited sources. Although the Company believes that alternative sources for such raw materials and components are available, an interruption in the supply of the raw materials or components would have a material adverse affect on the Company's ability to manufacture its products until a new source of supply was qualified. In addition to the exposure to the risk that the Company may be unable to obtain adequate supplies of required raw materials and components, the Company is also exposed to the risk the cost of the raw materials and components may rise but its control over the timely delivery and quality of the products is reduced.

DEPENDENCE ON KEY EMPLOYEES. Competition among pharmaceutical companies for qualified employees is intense, and the loss of any such qualified employees, or an inability to attract, retain and motivate any additional highly skilled employees necessary for the maintenance and expansion of the Company's activities, could have a material adverse effect on the Company. There can be no assurance that the Company will be able to retain its existing key personnel or to attract additional qualified employees. A loss of the services of one or more of the members of the senior management group or the Company's inability to hire additional personnel is necessary, could have an adverse affect on the Company's business, financial condition and results of operations.

PRODUCT LIABILITY; AVAILABILITY OF INSURANCE. Although the Company has obtained product liability insurance, there can be no assurance that it will be able to maintain such insurance on acceptable terms or that insurance will provide adequate coverage against potential liabilities.

LIMITATIONS ON THIRD PARTY PAYMENTS; UNCERTAIN AFFECTS OF MANAGED CARE. The Company's ability to commercialize its products successfully in the United Sates and other countries will depend in part on the extent to which acceptance of payment for such products will continue to available from government health administration authorities, private health insurers and other payors. Cost control measures adopted by third parties payors in recent years have had and may continue to have a significant affect on the purchasing patterns of many health care providers. This could work to the benefit of the Company in its sale of generic oncology pharmaceuticals. However, payors are increasing challenging the prices and clinical efficacy of medical products. Significant uncertainty exist as to the reimbursement status of newly improved health care products including pharmaceuticals and, there can be no assurance that adequate third party coverage will continue to be available to the Company at current or increased levels.

UNCERTAINTY AND POTENTIAL NEGATIVE AFFECTS OF HEALTH CARE REFORM. The health care industry is undergoing fundamental changes resulting from political, economic and regulatory influences. The Company anticipates that the Congress of the United States and state legislatures will continue to review and assess alternative health care delivery systems and methods of payment due to uncertainties regarding the outcome of reform initiative the Company can not predict which performed proposals will be adopted and when they might be adopted. Other countries are also considering health care reform. The Company's plan for its international sales are largely dependent upon other countries adoption of managed care systems that will provide adequate reimbursement through third party payors that will have a positive affect on the Company's sales. Significant changes and health care systems are likely to have a substantial impact over time on the manner in which the Company conducts it business and could have a material adverse affect on the Company's business, financial conditions and results of operations and its ability to market its products as currently contemplated.

GOVERNMENT REGULATION. The Company's current and future products and manufacturing activities will be regulated by our and will be regulated by a number of governmental regulations involving the production and sale of pharmaceuticals. The United States Food and Drug Administration and comparable agencies in many foreign countries and in state and local governments impose substantial limitations on the introduction of the manufacturer of pharmaceuticals. The Company is also required to adhere to extensive recordkeeping reporting and inspections by government agencies. Failure to comply with these and other applicable regulatory requirements could result in significant fines, suspensions, seizures and recalls of products or operating restrictions and even criminal prosecutions. Changes in existing regulations or interpretations of existing regulations could prevent the Company from obtaining future regulatory approvals. If the Company experiences a delay in receiving or fails to obtain any governmental approval for any of its current or future products, or fails to comply with any regulatory requirements, the Company's business, financial condition and results of operations could be materially adversely affected.


ITEM 7. FINANCIAL STATEMENTS

The Consolidated Financial Statements of the Company, together with the reports thereon of KPMG LLP ("KPMG"), dated March 16, 2000, are set forth on pages F-1 through F-26.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. On January 1, 1999, 11 member countries of the European Union (Switzerland excluded) established fixed conversion rates between their existing sovereign currencies, and adopted the Euro as their own common legal currency. The Euro is currently trading on currency exchanges and the legacy currencies will remain legal tender in the participating countries for a transition period between January 1, 1999 and December 31, 2001. Between January 1, 2002 and July 1, 2002, the participating countries will introduce Euro notes and coins and withdraw all legacy currencies so that they will no longer be available. Based on current information and management's current assessment, the Company does not expect that Euro conversion will have a material adverse effect on its business or financial condition.

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

     The table below provides information about the Company's financial instruments by functional currency and presents such information in U.S. dollar equivalents:



                                                                      EXPECTED MATURITY DATE
                                                   ----------------------------------------------------------------
                                     2000             2001             2002             2003             2004        Thereafter
                                  ---------        ---------        ---------        ---------        ---------      ----------
(US$ Equivalent)
except average interest rate
   Long-Term Debt:
 Fixed Rate ($US) ...........     $   --               --           4,000,000            --               --              --
 Average interest rate ......         --               --               8.0%             --               --              --
Fixed Rate (Sfr) ...........      $ 156,544            --               --           1,878,522            --              --
 Average interest rate ......         4.4%             --               --               4.0%             --              --
 Variable Rate (Sfr) ........     $ 475,892          632,436          569,818          381,966          381,966       2,917,971
 Average interest rate ......         5.5%             4.2%             4.4%             4.6%             4.7%            3.3%




ITEM 8. CHANGES IN AND DISAGREEEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None applicable.

                                    PART III



ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

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

Philippe J. H. Rohrer     43       Mr. Rohrer was appointed to the Board of Directors in June 1998. In
                                   January 1999, he was appointed as Treasurer of the Company. He is Chief
                                   Financial Officer of Bigmar, Inc., Bioren SA and Bigmar Pharmaceuticals SA,
                                   both wholly-owned Swiss subsidiaries of Bigmar. He joined Bioren SA in August 1990 as Finance and Administration manager with responsibility for finance, computerization and administration of Bioren.

John G. Tramontana        54       Mr. Tramontanahas served as Chairman of the Board, President and Chief
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


ITEM 10.  EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

         The following table sets forth information regarding compensation paid by the Company for the last three fiscal years to its Chief Executive Officer and the other most highly compensated executive officers whose annual compensation exceeded $100,000 for the year ended December 31, 1999:



--------------------------------------------------------------------------------------------------------------------
                                                                                      LONG-TERM
                                                                                     COMPENSATION
                                                  ANNUAL COMPENSATION                  AWARDS
--------------------------------------------------------------------------------------------------------------------
NAME AND PRINCIPAL             YEAR     SALARY ($)    BONUS ($)     OTHER ANNUAL      SECURITIES        ALL OTHER
POSITION                                                            COMPENSATION      UNDERLYING       COMPENSATION
                                                                        ($)          OPTIONS/SARS         ($)(1)
                                                                                       (#)(2)
--------------------------------------------------------------------------------------------------------------------
John G.Tramontana              1999        200,000          -0-              -0-              -0-             7,093
Chairman of the Board of       1998        200,000          -0-              -0-              -0-             6,000
Directors, President, and      1997        200,000       50,000              -0-          125,000             6,000
Chief Executive Officer                                                                   125,000

--------------------------------------------------------------------------------------------------------------------
Peter P. Stoelzle (3)          1999        140,000          -0-              -0-              -0-             3,000
Executive Vice President       1998        140,000          -0-              -0-              -0-             3,000
                               1997        140,000          -0-              -0-           10,000             3,000
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



                                 NUMBER OF SECURITIES UNDERLYING              VALUE OF UNEXERCISED IN-THE-MONEY
                                 UNEXERCISED OPTIONSAT FY-END (#)                   OPTIONS AT FY-END ($)
                         ----------------------------------------------    --------------------------------------
NAME                             EXERCISABLE           UNEXERCISABLE         EXERCISABLE         UNEXERCISABLE
--------------------        --------------------    -------------------    ---------------    -------------------
John G.                              250,000(1)                    0                   0                     0
Tramontana
Peter P.                              85,000(2)                    0                   0                     0
Stoelzle(3)




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

Independent Auditors' Report

Consolidated Balance Sheets

- December 31, 1999 and 1998

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

Consolidated Statements of Cash Flows

                  - Years ended December 31, 1999, 1998 and 1997

Consolidated Statements of  Comprehensive Income (Loss)

                  - Years ended December 31, 1999, 1998 and 1997

Notes to Consolidated Financial Statements


(b) EXHIBITS:


EXHIBIT
NUMBER                             DESCRIPTION OF EXHIBIT                                                           FILING STATUS
---------------------------------------------------------------------------------------------------                ----------------
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

10.14             Exclusive Distribution Agreement, dated November 14, 1995, between Bioren SA and                         a
                       SAPEC division of Cerbios-Pharma SA

10.15             Stock for Stock Exchange Agreement, dated April 9, 1996, between the Registrant and                      a
                       its stockholders



10.16             Contribution Agreement, dated April 8, 1996, between the Registrant and its                              a
                       stockholders

10.17             Exclusive Distribution Agreement, dated December 22, 1995, between Bigmar                                a
                       Pharmaceuticals SA and Boehringer Mannheim Italia S.p.A.


EXHIBIT
NUMBER                             DESCRIPTION OF EXHIBIT                                                           FILING STATUS
---------------------------------------------------------------------------------------------------                ----------------
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

10.45             Libor Mortgage Loan Agreement, dated February 26, 1997, between the Union Bank of                        c
                      Switzerland, and the Registrant



10.46             Credit Contract and Libor Loan Contract, dated December 13, 1996, between Union Bank                     c
                      of Switzerland and the Registrant

10.47*           Employment Agreement, dated as of July 1, 1996, between the Registrant and Albert Z.                      c
                      Hodge

10.48*           Employment Agreement, dated as of April 15, 1996, between the Registrant and Peter                        c
                      P. Stoelzle


EXHIBIT
NUMBER                             DESCRIPTION OF EXHIBIT                                                           FILING STATUS
---------------------------------------------------------------------------------------------------                ----------------
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

(i) Previously filed with reports on Form 10-K 1997.

(j) Incorporated by reference to the Company's Form 8-K dated May 28, 1998.

(k) Incorporated by reference to the Company's Form 8-K dated December 10, 1998.

(l) Incorporated by reference to the Company's Form 10-K for year ending December 31, 1998.

(m)Incorporated by reference to the Company's Form 10-Q for the quarter ending September 30, 1999.

(b) REPORTS ON FORM 8-K.

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: March 30, 2000                BIGMAR, INC.

By:                             /s/ JOHN G. TRAMONTANA
                                ----------------------
                                 John G. Tramontana
                       CHAIRMAN OF THE BOARD OF DIRECTORS AND
                               CHIEF EXECUTIVE OFFICER
                            (PRINCIPAL EXECUTIVE OFFICER)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        SIGNATURE                     CAPACITY                                        DATE
 -------------------------       -------------------                             --------------

                                 Chairman of the Board of
 /s/ JOHN G. TRAMONTANA          Director and Chief
 -------------------------       Executive Officer                               March 30, 2000
     John G. Tramontana          (Principal Executive Officer)

 /s/ CYNTHIA R. MAY              Vice President-Administration
 -------------------------       and Director                                    March 30, 2000
       Cynthia R. May

 /s/ PHILIPPE ROHRER
 -------------------------       Treasurer, Secretary, and                       March 30, 2000
       Philippe Rohrer           Director (Principal Financial Officer)

 /s/ BERNARD KRAMER
 -------------------------       Director                                        March 30, 2000
       Bernard Kramer

 /s/ MASSIMO PEDRANI
 -------------------------       Director                                        March 30, 2000
       Massimo Pedrani


                          BIGMAR, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                            PAGE
                                                                                            ----

Independent Auditors' Report ........................................................        F-2

Consolidated Balance Sheets .........................................................        F-3
     December 31, 1999 and 1998

Consolidated Statements of Operations ...............................................        F-4
     Years ended December 31, 1999, 1998 and 1997

Consolidated Statements of Stockholders' Equity .....................................        F-5
     Years ended December 31, 1999, 1998 and 1997

Consolidated Statements of Cash Flows ...............................................        F-6
     Years ended December 31, 1999, 1998 and 1997

Consolidated Statements of Comprehensive Income (Loss) ..............................        F-7
     Years ended December 31, 1999, 1998 and 1997

Notes to Consolidated Financial Statements ..........................................        F-8


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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(c) to the consolidated financial statements, the Company has suffered recurring losses from operations, and anticipates it will require additional financing in order to fund its operations during 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1(c). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/KPMG LLP

Columbus, Ohio

March 16, 2000

                          BIGMAR, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998


                                                                  1999              1998
                                                             -------------      ------------
                                     ASSETS

CURRENT ASSETS:
Cash and cash equivalents ..............................     $     155,854           140,445
Accounts receivable ....................................         2,138,115           927,200
Inventories (Note 2) ...................................         2,470,234         1,611,588
Prepaid expenses and other current assets ..............           248,504           244,320
                                                             -------------      ------------
Total current assets ..................................          5,012,707         2,923,553
Property, plant and equipment, net (Note 3) ............        14,380,877        17,350,004
Intangible and other assets, net .......................           405,168           435,625
                                                             -------------      ------------
Total .................................................      $  19,798,752        20,709,182
                                                             =============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable .......................................         2,320,411         1,761,903
Notes payable (Note 4) .................................         3,362,038         1,769,285
Current portion of long-term debt (Note 5) .............           632,436         1,288,040
Due to related parties (Note 12) .......................                --           321,149
Accrued expenses and other current liabilities .........           985,386           848,394
                                                             -------------      ------------
Total current liabilities ..............................         7,300,271         5,988,771
Long-term debt, excluding current portion (Note 5) .....        10,762,680         9,487,445
                                                             -------------      ------------
Total liabilities ......................................        18,062,951        15,476,216
                                                             -------------      ------------
STOCKHOLDERS' EQUITY (Notes 7, 9 and 10):
Preferred stock ($.001 par value; 5,000,000 shares
Authorized; none issued) ...............................                --                --
Common stock ($.001 par value; 20,000,000 shares
Authorized; 8,993,973 and 8,027,308 shares issued
and outstanding at December 31, 1999 and 1998,
respectively) ..........................................             8,994             8,027
Additional paid-in capital .............................        25,312,467        22,317,324
Retained earnings (deficit) ............................       (22,558,611)      (16,234,332)
Cumulative translation adjustment ......................        (1,027,049)         (858,053)
                                                             -------------      ------------
Total stockholders' equity .............................         1,735,801         5,232,966
                                                             -------------      ------------
Commitments (Note 13)
Total ..................................................     $  19,798,752        20,709,182
                                                             =============      ============




          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          BIGMAR, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                  1999              1998               1997
                                                              -----------        -----------        -----------
Net sales (Note 11) ...................................       $ 7,725,362          6,377,822          6,483,444
Cost of goods sold ....................................         6,453,581          4,812,290          5,485,648
                                                              -----------        -----------        -----------
Gross margin ..........................................         1,271,781          1,565,532            997,796
                                                              -----------        -----------        -----------
Operating expenses:
Research and development ..............................         2,375,034          2,741,809          1,690,053
Selling, general and administrative ...................         3,514,003          4,377,842          3,800,627
Re-acquisition of U.S. marketing rights (Note 8) ......                --                 --          2,050,000
                                                              -----------        -----------        -----------
Total operating expenses ..............................         5,889,037          7,119,651          7,540,680
                                                              -----------        -----------        -----------
Operating loss ........................................        (4,617,256)        (5,554,119)        (6,542,884)
                                                              -----------        -----------        -----------
Other income (expense):
Interest income .......................................             2,403              4,871             69,984
Interest expense ......................................          (892,388)        (1,062,271)          (616,453)
Issuance of preferred stock warrants for loan guarantee                --           (958,000)                --
Gain (loss) on foreign currency transactions ..........          (836,601)           332,377           (415,871)
Other, net ............................................            19,563             15,440            127,200


                                                              -----------        -----------        -----------
Other income (expense), net ...........................        (1,707,023)        (1,667,583)          (835,140)
                                                              -----------        -----------        -----------
Net loss ..............................................       $(6,324,279)        (7,221,702)        (7,378,024)
                                                              ===========        ===========        ===========
Basic and diluted loss per share ......................       $     (0.73)             (1.46)             (1.82)
                                                              ===========        ===========        ===========
Weighted-average shares outstanding ...................         8,659,398          4,944,895          4,052,945
                                                              ===========        ===========        ===========




          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          BIGMAR, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                          COMMON STOCK
                                   --------------------------       ADDITIONAL        RETAINED       CUMULATIVE
                                     NUMBER                           PAID-IN         EARNINGS       TRANSLATION
                                   OF SHARES         AMOUNT           CAPITAL        (DEFICIT)       ADJUSTMENT         TOTAL
                                 -----------      -----------      -----------     ------------     ------------     -----------
Balance at December 31, 1996       3,985,000      $     3,985       13,333,366      (1,634,606)        (806,892)     10,895,853
 Issuance of common stock to
 Banca del Gottardo .........        200,000              200          929,800                                          930,000
 Issuance of common stock
 warrants to Protyde (Notes
 8 and 9) ...................                                          800,000                                          800,000
 Net loss for the year ended
 December 31, 1997 ..........                                                       (7,378,024)                      (7,378,024)
 Translation adjustment .....                                                                          (119,229)       (119,229)
                                 -----------      -----------      -----------     ------------     ------------     -----------
Balance at December 31, 1997       4,185,000      $     4,185       15,063,166      (9,012,630)        (926,121)      5,128,600
 Issuance of common stock
 warrants to Jericho II, LLC
 (Note 9) ...................                                          958,000                                          958,000
 Issuance of common stock to
 Banca del Gottardo .........        150,000              150          299,850                                          300,000
 Issuance of common stock to
 Jericho II, LLC ............      3,692,308            3,692        5,996,308                                        6,000,000
 Net loss for the year ended
 December 31, 1998 ..........                                                       (7,221,702)                      (7,221,702)
 Translation adjustment .....                                                                            68,068          68,068
                                 -----------      -----------      -----------     ------------     ------------     -----------
Balance at December 31, 1998       8,027,308      $     8,027       22,317,324     (16,234,332)        (858,053)      5,232,966
 Issuance of common stock
 Warrants for consulting
 contract (Note 9) ..........                                          106,149                                          106,149
 Issuance of common stock
 to accredited investors.....        729,999              730        2,179,231                                        2,179,961
 Issuance of common stock to
 Banca del Gottardo .........         70,000               70          209,930                                          210,000
 Issuance of common stock to
 GRQ, LLC ...................        166,666              167          499,833                                          500,000
 Net loss for the year ended
 December 31, 1999 ..........                                                       (6,324,279)                      (6,324,279)
 Translation adjustment .....                                                                          (168,996)       (168,996)
                                 -----------      -----------      -----------     ------------     ------------     -----------
Balance at December 31, 1999       8,993,973      $     8,994       25,312,467     (22,558,611)      (1,027,049)      1,735,801
                                 ===========      ===========      ===========     ============     ============     ===========


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          BIGMAR, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                     1999               1998               1997
                                                                 ------------        -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .................................................       $(6,324,279)        (7,221,702)        (7,378,024)
Adjustments to reconcile net loss to net cash used in
 operating activities:
Depreciation and amortization ............................         1,737,690          2,014,410          1,031,688
Issuance of warrants .....................................           106,149            958,000            800,000
Unrealized foreign exchange (gains) losses ...............           995,834           (333,068)           416,670
Gain on sale of property and equipment ...................                --                 --            (26,235)
Changes in operating assets and liabilities:
Increase in accounts receivable ..........................        (1,337,491)           (48,780)          (140,084)
Increase in inventories ..................................        (1,110,379)          (669,309)           (19,107)
(Increase) decrease in prepaid expenses and other current
 assets ..................................................           (33,806)           192,252              3,642
Increase (decrease) in due to related parties ............          (312,926)           319,567           (906,603)
Increase in accounts payable .............................           792,727            (61,382)           164,064
Increase in accrued expenses and other current liabilities           200,878            200,808            100,797
                                                                 ------------        -----------        -----------
Net cash used in operating activities ....................        (5,285,603)        (4,526,440)        (5,953,192)
                                                                 ------------        -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment ................          (530,143)        (1,537,205)        (2,175,511)
Proceeds from sale of property and equipment .............                --                 --             78,113
                                                                 ------------        -----------        -----------
Net cash used in investing activities ....................          (530,143)        (1,537,205)        (2,097,398)
                                                                 ------------        -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings ......................         1,837,901          5,707,088          3,065,986
Proceeds from short-term borrowing from related party ....                --                 --            200,000
Repayment of short-term borrowing from related party .....                --                 --           (200,000)
Repayment of short and long-term debt ....................          (552,406)        (5,649,272)        (2,648,933)
Long-term borrowings .....................................         1,770,829           (785,849)         4,000,000
Debt and equity issuance costs ...........................          (107,670)                --           (330,000)
Advances (repayments) of reimbursable expenses ...........                --                 --           (750,000)
Proceeds from issuance of common stock ...................         2,889,961          6,300,000            930,000
                                                                 ------------        -----------        -----------
Net cash provided by financing activities ................         5,838,615          5,571,967          4,267,053
                                                                 ------------        -----------        -----------
Effect of exchange rate changes on cash ..................            (7,460)           111,655             63,831
                                                                 ------------        -----------        -----------
Net increase (decrease) in cash and cash equivalents .....            15,409           (502,787)        (3,719,706)
Cash and cash equivalents-at beginning of year ...........           140,445            643,232          4,362,938
                                                                 ------------        -----------        -----------
Cash and cash equivalents-at end of year .................       $   155,854            140,445            643,232
                                                                 ============        ===========        ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized) ....................       $   783,822            964,216            583,855
                                                                 ============        ===========        ===========


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          BIGMAR, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                1999               1998               1997
                                                            ------------        -----------        -----------
Net loss ............................................       $(6,324,279)        (7,221,702)        (7,378,024)
   Other comprehensive income(loss), net of tax:
   Foreign currency translation adjustments, net of
   income taxes of $0 in 1999, 1998, and 1997 .......          (168,996)            68,068           (119,229)
                                                            ------------        -----------        -----------
Comprehensive loss (Note 1) .........................       $(6,493,275)        (7,153,634)        (7,497,253)
                                                            ============        ===========        ===========











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

(2) INVENTORIES

The Company's inventory consists of IV Solutions and Oncology Products. Components of inventory are as follows:

                                                DECEMBER 31,
                                         ---------------------------
                                            1999             1998
                                         ----------       ----------
Raw materials ....................       $1,362,439          710,517
Finished goods ...................        1,107,795          901,071
                                         ----------       ----------
Total ............................       $2,470,234        1,611,588
                                         ==========       ==========

(3) PROPERTY, PLANT AND EQUIPMENT, NET

The components of property, plant and equipment, net are as follows:

                                                      DECEMBER 31,
                                              ----------------------------      ESTIMATED LIFE
                                                 1999             1998             IN YEARS
                                              -----------      -----------     ---------------
Land ...................................      $ 1,196,969        1,352,838          --
Building and building improvements .....       11,343,487       12,733,957       10-40
Machinery ..............................        4,480,567        4,686,009        3-10
Equipment ..............................        1,826,064        1,828,935        3-10
                                              -----------      -----------
                                               18,847,087       20,601,739
Less accumulated depreciation ..........        4,466,210        3,251,735
                                              -----------      -----------
Total ..................................      $14,380,877       17,350,004
                                              ===========      ===========

For the year ended December 31, 1997 interest of $119,000 was capitalized. Such interest was incurred in connection with bank and related party borrowings, which were utilized to finance the construction of the Pharmaceuticals facility.

                          BIGMAR, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

(4) NOTES PAYABLE

Notes payable consists of the following:

                                                           DECEMBER 31,
                                                   --------------------------
                                                       1999           1998
                                                   ----------      ----------
Bank lines of credit ........................      $2,109,689         353,857
Short-term bank loan ........................       1,252,349       1,415,428
                                                   ----------      ----------
Total .......................................      $3,362,038       1,769,285
                                                   ==========      ==========

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

                          BIGMAR, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1999, 1998 AND 1997

(5) LONG-TERM DEBT

The Company's long-term debt consists of  the following:

                                                                            December 31,
                                                                       -----------------------
                                                                          1999         1998
                                                                       -----------  ----------
      Bank loan collateralized by mortgage on Bioren building;
      interest at 3.5% per annum through May 2002, adjustable
      thereafter; subject to certain restrictive covenants and
      subject to renegotiation by the bank after May 2002 ..........   $ 1,784,596   2,047,955

      Bank loan collaterized by mortgage on Bioren building;
      interest at 4.125% per annum through Dec. 2000,
      adjustable thereafter; subject to certain restrictive
      covenants and subject to renegotiation by the bank after
      December,2000 ................................................       688,791     920,028

      Bank loan partially secured by the Pharmaceuticals
      building and equipment; subject to certain restrictive
      covenants; principal and interest payable December 31,
      2001, interest rate of 2.77% .................................     1,252,348   1,415,428

      Bank loan collateralized by mortgage on Pharmaceuticals
      building and equipment, subject to certain restrictive
      covenants; principal payable in installments of $313,087
      paid annually until full repayment; interest payable at
      an adjustable rate not to exceed 5% through March 3,
      2002; and partially guaranteed by the CEO of the Company .....     1,565,436   2,123,142

      Bank loan collateralized by mortgage on Pharmaceuticals
      warehouse building; payable in installments of $6,262
      per year, for thirty eight years, beginning December 31,
      1998 at an interest rate of 4.5% per year.....................       225,423     268,932

      Convertible notes issued by the Company, due August 29,
      2002; 8% interest payable semi-annually on February 27
      and on August 29 of each year; subject to certain
      restrictive covenants and repayable in US dollars.............     4,000,000   4,000,000

      Convertible notes issued by the Company, due October 22,
      2003, 4% interest payable semi-annually on April 29 and
      on  October 29 of  each  year, subject  to  certain
      restrictive covenants and repayable in Swiss Francs...........     1,878,522          --
                                                                       -----------  ----------
      Total long-term debt..........................................    11,395,116  10,775,485
      Less current portion..........................................       632,436   1,288,040
                                                                       -----------  ----------
      Long-term, excluding current portion..........................   $10,762,680   9,487,445
                                                                       -----------  ----------

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

Future maturities of long-term debt are as folllows:

                                                                             TOTAL
                                                                           LONG-TERM
YEAR ENDED DECEMBER 31:       PHARMACEUTICALS      BIOREN      COMPANY       DEBT
----------------------------  ---------------   -----------  ----------  ------------
2000........................   $     319,349        313,087          --       632,436
2001........................         319,349        313,087          --       632,436
2002........................         319,349        250,470   4,000,000     4,569,819
2003........................         319,349         62,617   1,878,522     2,260,488
2004........................         319,349         62,617          --       381,966
Thereafter..................       1,446,462      1,471,509          --     2,917,971
                              ---------------   -----------  ----------  ------------
                               $   3,043,207      2,473,387   5,878,522    11,395,116
                              ===============   ===========  ==========  ============

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

 (6) INCOME TAXES

The sources of income (loss) before income taxes is as follows:



                                                      YEAR ENDED DECEMBER 31,
                                         -----------------------------------------------
                                             1999              1998             1997
                                         ------------       -----------       -----------
Source of Loss
United States .....................      $(5,299,396)       (6,086,322)       (6,568,342)
Switzerland .......................       (1,024,883)       (1,135,380)         (809,682)
                                         ------------       -----------       -----------
                                         $(6,324,279)       (7,221,702)       (7,378,024)
                                         ============       ===========       ===========




Income tax benefit differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax loss as a result of the following:


                                                               1999              1998              1997
                                                           ------------       -----------       -----------
Computed income taxes benefit at 34% rate ...........      $(2,150,255)       (2,455,385)       (2,508,534)
Impact of difference between Swiss effective rate
and U.S. effective tax rate .........................           40,995            45,416            42,536
Increase in valuation allowance on deferred .........        1,462,668         2,075,595         1,887,301
tax assets
Non-taxable debt forgiveness income in Switzerland ..               --                --                --
Non-deductible stock warrant expense ................           39,032           325,720           272,000
Non-deductible foreign exchange (gain) loss .........          284,436          (113,243)          137,977
Expiration of net operating loss carryforward .......          113,269                --                --
Other ...............................................          209,855           121,897           168,720
                                                           ------------       -----------       -----------
                                                           $        --                --                --
                                                           ============       ===========       ===========


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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:


                                                                YEAR ENDED DECEMBER 31,
                                                    -----------------------------------------------
                                                        1999              1998              1997
                                                    ------------      ------------      ------------
Deferred tax assets:
Benefit of net operating loss carryforwards:
United States ................................      $ 5,343,836       $ 4,019,507       $ 2,150,487
Switzerland ..................................        2,023,896         2,192,863         2,292,558
Loss on forgiveness of debt due from Swiss
subsidiary ...................................          510,000           510,000           510,000
Intangible and other assets ..................          307,614           278,820           153,877
Accrued expenses and other current liabilities           88,079            99,025            42,647
                                                    ------------      ------------      ------------
Total deferred tax assets ....................        8,273,425         7,100,215         5,149,569
Valuation allowance ..........................       (8,273,425)       (7,100,215)       (5,024,620)
                                                    ------------      ------------      ------------
Net deferred tax assets ......................               --                --           124,949
Deferred tax liability:
Capitalized interest .........................               --                --          (124,949)
                                                    ------------      ------------      ------------
Net deferred tax liability ...................      $        --                --                --
                                                    ============      ============      ============




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


                          BIGMAR, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1999, 1998 AND 1997

(7) STOCK OPTIONS (CONTINUED)

Stock option activity during the years indicated is as follows:


                                            NUMBER OF    WEIGHTED-AVERAGE
                                              SHARES      EXERCISE PRICE
                                            -----------  ----------------
Balance, December 31, 1996 .............       283,000       $   8.96
Granted (1) ............................       524,000       $   5.20
Terminated (2) .........................      (280,000)      $   8.96
Exercised ..............................            --             --
Forfeited ..............................       (15,000)      $   8.94
Expired ................................            --             --
                                            -----------
Balance, December 31, 1997 .............       512,000       $   5.20
Granted ................................            --             --
Terminated .............................            --             --
Exercised ..............................            --             --
Forfeited ..............................       (97,000)      $   5.09
Expired ................................            --             --
                                            -----------
Balance, December 31, 1998 .............       415,000       $   5.23
Granted ................................            --             --
Terminated .............................            --             --
Exercised ..............................            --             --
Forfeited ..............................       (10,000)      $   5.09
Expired ................................            --             --
                                            -----------
Balance, December 31, 1999 .............       405,000       $   5.22
                                            ===========




(1) Includes 265,000 stock options re-priced pursuant to the 1997 stock option plan.

(2)      Terminated and re-priced pursuant to the 1997 stock option plan.



At December 31, 1999, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $5.09-$5.60 and 2.15 years, respectively.

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

Minimum future rental payments under the Company's noncancelable operating leases are as follows:


                                                                THIRD     RELATED
YEAR ENDED DECEMBER 31:                                        PARTIES    PARTIES
---------------------------------------------------------    ----------  ---------
2000.....................................................    $  15,268     120,000
2001.....................................................        3,999     120,000
2002.....................................................           --      50,000
                                                             ----------  ---------
Total....................................................    $  19,267     290,000
                                                             ==========  =========

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

The total purchase commitment is as follows:

                                                               PURCHASE
YEAR ENDED DECEMBER 31:                                         VALUE
-----------------------------------------------------------  ----------
2000.......................................................  $  891,509
2001.......................................................     891,509
2002.......................................................     891,509
2003.......................................................     891,509
2004.......................................................     891,509
Afterward..................................................     891,509
                                                             ----------
Total......................................................  $5,349,054
                                                             ==========

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

Summary information by segment as of and for the years ended December 31, 1999, 1998, and 1997 is as follows:

                                                            DECEMBER 31,
                                        -------------------------------------------------
                                             1999              1998             1997
                                        -------------      ------------      ------------
BIOREN:
Sales:
IV Solutions .......................      $ 6,046,311         5,976,369         5,438,902
Gross Margin:
IV Solutions .......................        1,400,034         1,555,138         1,285,328
Segment Income (Loss) ..............         (229,617)         (315,394)          180,589
Interest Expense ...................          135,528           150,624           157,618
Depreciation and Amortization ......          267,044           578,694           233,040
Segment Assets .....................        6,565,840         7,401,168         7,397,277


                                                            DECEMBER 31,
                                        -------------------------------------------------
                                             1999              1998             1997
                                        -------------      ------------      ------------
PHARMACEUTICALS:
Sales:
Oncology Products ..................      $ 1,679,051           401,453         1,044,542
Gross Margin:
Oncology Products ..................         (128,253)           10,394          (287,532)
Segment Income (Loss) ..............       (1,059,606)         (819,986)         (990,272)
Interest Expense ...................          262,423           278,736           404,523
Depreciation and Amortization ......        1,089,586         1,069,707           610,879
Segment Assets .....................       11,481,742        12,407,223        12,637,495


                          BIGMAR, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1999, 1998 AND 1997

(14) SEGMENT DATA (CONTINUED)

A reconciliation of the Company's segment gross margin, segment profit, and segment assets to the corresponding consolidated amounts as of and for the years ended December 31, 1999, 1998, and 1997 is as follows:

                                                                DECEMBER 31,
                                            --------------------------------------------------
                                                 1999               1998              1997
                                            ------------       ------------       ------------
Segment gross margin .................      $  1,271,780          1,565,532            997,796
Non-Segment gross margin .............                --                 --                 --
                                            ------------       ------------       ------------
Total gross margin ...................      $  1,271,780          1,565,532            997,796
                                            ============       ============       ============
Segment profit (loss) ................      $ (1,289,223)        (1,135,380)          (809,683)
Corporate expenses, net ..............        (5,035,056)        (6,086,322)        (6,568,341)
                                            ------------       ------------       ------------
Loss before provision for income taxes      $ (6,324,279)        (7,221,702)        (7,378,024)
                                            ============       ============       ============
Segment assets .......................      $ 18,047,582         19,808,391         20,034,772
Corporate assets .....................         1,751,170            900,791            482,318
                                            ------------       ------------       ------------
Total assets .........................      $ 19,798,752         20,709,182         20,517,090
                                            ============       ============       ============
Sales:
U.S. .................................      $  1,005,514                 --                 --
Other foreign countries ..............         6,719,848          6,377,822          6,483,444
                                            ------------       ------------       ------------
Total revenue ........................      $  7,725,362          6,377,822          6,483,444
                                            ============       ============       ============
Long-lived assets:
U.S. .................................      $    321,631            608,746            950,917
Other foreign countries ..............        14,059,246         16,741,258         16,213,241
                                            ------------       ------------       ------------
Total long-lived assets ..............      $ 14,380,877         17,350,004         17,164,158
                                            ============       ============       ============