Form 10QSB
period 2000-06-30
BIGMAR INC
filed 2000-08-14
CIK 1012466

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                   FORM 10-QSB


MARK ONE

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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


Indicate by checkmark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

As of August 9, 2000, 8,993,973 shares of common stock of the issuer were outstanding.

                          BIGMAR, INC. AND SUBSIDIARIES

                                      INDEX


Part I           FINANCIAL INFORMATION:

Item 1           Financial Statements

                 Consolidated Condensed Balance Sheets as of June 30, 2000
                 and  December 31, 1999 (Unaudited)                           3

                 Consolidated Condensed Statements of Operations for the quarters and six month periods ended June 30, 2000 and
                 1999 (Unaudited)                                             4

                 Consolidated Condensed Statements of Cash Flows for the
                 six months ended June 30, 2000 and 1999 (Unaudited)          5

                 Consolidated Statements of Comprehensive Loss for the
                 quarters and six month periods ended June 30, 2000 and
                 1999 (Unaudited)                                             6

                 Notes to the Consolidated Condensed Financial Statements
                (Unaudited)                                                   7

Item 2           Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                         11


Part II          OTHER INFORMATION:

Item 2 (c)       Changes in Securities - Recent Sales of Unregistered
                 Securities                                                  16

Item 6           Exhibits and Reports on Form 8-K                            16

                 Signatures                                                  17

                         BIGMAR, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                                 June 30         December 31
                                                                                   2000              1999
                                                                                -----------      ------------
                                                                                (Unaudited)
                                  ASSETS
Current assets:
         Cash and cash equivalents                                              $   297,520       $   155,854
         Accounts receivable                                                      1,944,262         2,138,115
         Accounts receivable related party                                           75,852                 0
         Inventories                                                              2,551,475         2,470,234
         Prepaid expenses and other current assets                                  258,568           248,504
                                                                                -----------      ------------
                  Total current assets                                            5,127,677         5,012,707
Property, plant and equipment, net                                               13,422,754        14,380,877
Intangible  and other assets, net                                                   342,168           405,168
                                                                                -----------      ------------
                                    Total                                       $18,892,599       $19,798,752
                                                                                ===========      ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Accounts payable                                                         2,258,628         2,320,411
         Notes payable                                                            2,491,513         3,362,038
         Current portion of long-term debt                                          617,359           632,436
         Due to related party                                                     1,039,120                 0
         Accrued expenses and other current liabilities                           1,178,118           985,386
                                                                                -----------      ------------
                  Total current liabilities                                       7,584,738         7,300,271
Long-term debt                                                                   10,020,783        10,762,680
                                                                                -----------      ------------
                           Total liabilities                                     17,605,521        18,062,951
                                                                                -----------      ------------

Stockholders' equity:
         Preferred stock ($.001 par value; 5,000,000 shares authorized;
                  none issued)
         Common stock ($.001 par value; 20,000,000 shares authorized;
                  9,793,973 shares and 8,993,973 issued and outstanding at June
                  30, 2000 and December 31, 1999 respectively)                        9,794             8,994
         Additional paid-in capital                                              27,324,167        25,312,467
         Accumulated deficit                                                    (24,804,219)      (22,558,611)
         Foreign currency translation adjustments                                (1,242,664)       (1,027,049)
                           Total stockholders' equity                             1,287,078         1,735,801
                                    Total                                       $18,892,599       $19,798,752

     See accompanying notes to consolidated condensed financial statements.

                         BIGMAR, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                 Second Quarter                      Six months
                                                         ----------------------------       ----------------------------
                                                            2000              1999             2000              1999
                                                         ----------        ----------       ----------        ----------
Net sales                                                $2,115,739        $1,551,036       $3,895,460        $3,286,347
Cost of goods sold                                        1,888,117         1,202,909        3,168,282         2,445,037
                                                         ----------        ----------       ----------        ----------
Gross margin                                                227,622           348,127          727,178           841,310
                                                         ----------        ----------       ----------        ----------
Operating expenses:
         Research and development                           516,772           566,094        1,436,946         1,200,169
         Selling, general and administrative                855,187           824,362        1,580,532         1,863,095
                                                        -----------       -----------      -----------       -----------
                  Total operating expenses                1,371,959         1,390,456        3,017,478         3,063,264
                                                        -----------       -----------      -----------       -----------
Operating loss                                           (1,144,337)       (1,042,329)      (2,290,300)       (2,221,954)

Other income (expense), net                                 116,981            (5,875)         113,206           (12,119)
Interest expense                                           (211,447)         (180,654)        (442,309)         (368,120)
Gain (loss) on foreign currency transactions                (56,452)         (284,478)          11,958          (686,199)
                                                        -----------       -----------      -----------       -----------
Loss before income taxes and extraordinary item          (1,295,255)       (1,513,336)      (2,607,445)       (3,288,392)

Income taxes (benefit)                                            -                 -                -                 -

                                                        -----------       -----------      -----------       -----------
Loss before extraordinary item                           (1,295,255)       (1,513,336)      (2,607,445)       (3,288,392)

Extraordinary item-Gain on extinguishment
of debt, net of income taxes of $0                                -                 -          361,837                 -

                                                        -----------       -----------      -----------       -----------
Net loss                                                $(1,295,255)      $(1,513,336)     $(2,245,608)      $(3,288,392)
                                                        ===========       ===========      ===========       ===========
Basic and diluted loss per share from
continuing operations                                   $     (0.14)      $     (0.18)     $     (0.28)      $     (0.39)
                                                        ===========       ===========      ===========       ===========
Basic and diluted extraordinary gain per share          $         -       $         -      $      0.04       $         -
                                                        ===========       ===========      ===========       ===========
Basic and diluted net loss per share                    $     (0.14)      $     (0.18)     $     (0.24)      $     (0.39)
                                                        ===========       ===========      ===========       ===========
Weighted average shares outstanding                       9,570,640         8,598,662        9,287,862         8,390,567
                                                        -----------       -----------      -----------       -----------

     See accompanying notes to consolidated condensed financial statements.

                         BIGMAR, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                          Six Months Ended June 30
                                                                        ---------------------------
                                                                            2000            1999
                                                                        -----------     -----------
             Net cash used in operating activities                       (1,280,591)     (2,375,349)
                                                                        -----------     -----------
Cash flows from investing activities:
   Purchase of property, plant and equipment                               (127,734)       (146,056)
                                                                        -----------     -----------
             Net cash used in investing activities                         (127,734)       (146,056)
                                                                        -----------     -----------
Cash flows from financing activities:
   Short-term borrowings                                                        -           891,850
   Long-term borrowings                                                   2,597,296             -
   Proceeds from borrowing from related party                             1,030,303             -
   Repayment of short term debt                                            (199,013)        (82,837)
   Repayment of long-term borrowings                                     (3,901,004)            -
   Proceeds from issuance of common stock and warrants                    2,011,700       1,859,961
                                                                        -----------     -----------
             Net cash provided by financing activities                    1,539,282       2,668,974
                                                                        -----------     -----------
Effect of exchange rates on cash                                             10,708         (19,931)
                                                                        -----------     -----------
Net increase in cash and cash equivalents                                   141,665         127,638
Cash and cash equivalents, beginning of period                              155,855         140,445
                                                                        -----------     -----------
Cash and cash equivalents, end of period                                $   297,520     $   268,083
                                                                        ===========     ===========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest                                                          $   439,846     $   475,475
      Income taxes                                                      $       -       $       -

     See accompanying notes to consolidated condensed financial statements.

                         BIGMAR, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                  (UNAUDITED)


                                                          SECOND QUARTER                       SIX MONTHS
                                                  -----------------------------      -----------------------------
                                                      2000              1999             2000              1999
                                                  -----------       -----------      -----------       -----------
Net loss                                          $(1,295,255)      $(1,513,336)     $(2,245,608)      $(3,288,392)

Other comprehensive income (loss), net of tax:
         Foreign currency translation
           adjustments, net of
           income taxes of $0 in both
           2000 and 1999, respectively                101,815           (41,620)        (215,615)         (124,849)
                                                  -----------       -----------      -----------       -----------
Comprehensive loss                                $(1,193,440)      $(1,554,956)     $(2,461,223)      $(3,413,241)
                                                  ===========       ===========      ===========       ===========

     See accompanying notes to consolidated condensed financial statements.

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

In the opinion of management, the accompanying unaudited financial statements include all adjustments necessary to present fairly the Company's financial position at June 30, 2000 and December 31, 1999, and the results of operations, cash flows and comprehensive income for all periods presented. The results of the interim periods are not necessarily indicative of the results to be obtained for the entire fiscal year.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The construction of the Company's pharmaceutical manufacturing plant in Barbengo, Switzerland and the process of obtaining regulatory approvals has consumed a substantial amount of the Company's resources. The manufacturing plant received regulatory approval in February 1999 from the United States Food and Drug Administration ("FDA") and the Intercantonal Office for the Control of Medications ("IKS") in Switzerland to manufacture and sell certain injectible pharmaceutical products in the United States and Switzerland. As a result, the Company anticipates that these operations will begin to generate cash to help fund its expansion and further planned research and development activities. During the six month period of 2000, the Company received approximately $2 million in proceeds from the private placements of common stock and warrants. The Company anticipates raising additional funds during 2000 through private stock offerings and through additional bank borrowings. However, there can be no assurance that the Company will be successful in these efforts. These factors raise substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to reflect the recoverability or classification of recorded asset amounts or the classification of liabilities should the Company be unable to continue as a going concern.

(2) INVENTORIES

The components of inventory at June 30, 2000 and December 31, 1999 are as follows:

                                                  June 30,                 December 31,
                                                    2000                       1999
                                          ----------------------       ---------------------
                   Raw  Materials               $ 1,120,962                   1,362,439
                   Finished Goods                 1,430,513                   1,107,795
                                             ----------------             --------------
                       Total                    $ 2,551,475                 $ 2,470,234
                                             ----------------             --------------

(3)  LONG-TERM DEBT

As of June 30, 2000, the Company had various notes, bonds, mortgages and other borrowings totaling approximately $14.2 million, including $4.1 million that is short term in nature. These monies were used to partially fund the acquisition of Bioren, to acquire, construct, and equip the manufacturing facility and to fund ongoing research and development and product registration activities. During March 2000, the Company extinguished $4.3 million of its long-term debt. The Company paid $3.9 million and the bank forgave $0.4 million. This amount has been recognized as an extraordinary item in the accompanying statement of operations. The amount that was repaid was financed by variable rate loans of $2.7 million from Credit Suisse, a $1.1 million 5% loan from a stockholder and officer and cash of $0.1 million.

(4)  COMMON STOCK ISSUED

In March 2000, the Company issued 500,000 shares of common stock to Banca del Gottardo via private placement offering. The Company also issued 2-year warrants to purchase 150,000 shares of common stock at $4.00 per share. Proceeds from the sale of shares and warrants totaled $1,374,500 and were applied to working capital and general corporate purposes. In June 2000, the Company issued 300,000 shares of common stock to Banca del Gottardo via private placement offering. Proceeds from the sale of shares totaled $637,200 and were applied to working capital and general corporate purposes. In August 2000, the Company issued 375,000 shares of common stock to Banca del Gottardo via private placement offering. Proceeds from the sale of shares totaled $1,387,500 and were applied to working capital and general corporate purposes.

(5) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1999, Statement of Financial Accounting Standards No. 137 ("SFAS No. 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133 was issued. SFAS No. 137 deferred the effective date of Statement No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. Statement No. 133 requires that all derivatives be recorded in the balance sheet as either assets or liabilities and be measured at fair value. Management is in the process of evaluating this standard and does not expect this statement to have a material impact on the Company's financial position or result of operations.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". SAB 101 was also amended by SAB 101A and 101B. SAB 101, 101A and 101B summarize the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company will adopt SAB 101 during the fourth quarter of 2000. The Company anticipates that adoption of this SAB will not have a material impact on the Company's results of operatons or financial position.

FASB Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation: An interpretation of APB Option no. 25" is effective July 1, 2000. However, certain of the conclusions included in the interpretation apply to events occurring after December 15, 1998 or January 12, 2000. The Company adopted FIN 44 in the second quarter. FIN 44 did not have an impact on the Company's results of financial operations or financial position.


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

Summary information by segment for the six months and three months ended June 30, 2000 and 1999 is as follows:

SIX  MONTHS ENDED JUNE 30, 2000


                                         BIOREN         PHARMACEUTICALS       CORPORATE        TOTAL
                                       ----------       ---------------       ---------      ----------
Sales - International                  $2,939,474             955,986              -          3,895,460
Gross Margin                              708,270              18,908              -            727,178
Operating expenses and other
expense                                  (752,194)         (1,090,088)        (1,130,504)    (2,972,786)
                                       ----------       ---------------       ---------      ----------
Segment Loss                              (43,924)         (1,071,180)        (1,130,504)    (2,245,608)

Pharmaceuticals' loss includes a $361,837 extrordinary gain from extinguishment of debt.


SIX  MONTHS ENDED JUNE 30, 1999

                                         BIOREN         PHARMACEUTICALS       CORPORATE        TOTAL
                                       ----------       ---------------       ---------      ----------
Sales - International                  $3,074,738            211,309               -          3,286,347
Gross Margin                              748,217             93,093               -            841,310
Operating expenses and other
expense                                  (835,820)        (1,000,295)         (2,293,587)    (4,129,702)
                                       ----------       ---------------       ---------      ----------
Segment Loss                              (87,603)          (907,202)         (2,293,587)    (3,288,392)


THREE  MONTHS ENDED JUNE 30, 2000

                                         BIOREN         PHARMACEUTICALS       CORPORATE        TOTAL
                                       ----------       ---------------       ---------      ----------
Sales - International                  $1,476,562            639,177               -          2,115,739
Gross Margin                              325,871            (98,248)              -            227,623
Operating expenses and other
expense                                  (293,861)          (565,640)           (663,377)    (1,522,878)
                                       ----------       ---------------       ---------      ----------
Segment Income (Loss)                      32,010           (663,888)           (663,377)    (1,295,255)


THREE  MONTHS ENDED JUNE 30, 1999

                                         BIOREN         PHARMACEUTICALS       CORPORATE        TOTAL
                                       ----------       ---------------       ---------      ----------
Sales - International                  $1,501,018             49,718               -          1,551,036
Gross Margin                              371,691            (23,563)              -            348,127
Operating expenses and other
expense                                  (432,970)          (481,768)           (946,726)    (1,861,463)
                                       ----------       ---------------       ---------      ----------
Segment Loss                              (61,279)          (505,331)           (946,726)    (1,513,336)

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion of significant factors that effected the Company's interim financial condition and results of operations. This should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

RESEARCH AND DEVELOPMENT

In May 2000, the Company received approval from Brazil's Agencia Nacional de Vigilancia Sanitaria ("ANVS") to market 5-Fluorouracil in Brazil. 5-Fluorouracil is an antineoplastic agent used in combination with other drugs to treat ovarian and breast cancer. 5-Fluorouracil commonly is given intravenously. It was approved by the FDA in 1962.

The Company recently received approval from Swiss Intercantonal Office for the Control of Medications ("IKS") to market Etoposide in Switzerland. Etoposide is an oncological drug used in the treatment of a wide array of solid tumors and hematologic malignancies. Etoposide is Bigmar's fourth chemotherapy agent approved for use in Switzerland, joining Calcium Leucovorin, Methotrexate and Doxorubicin.

In July 2000, the Company received licences from the UK Medicines Control Agency granting authorization to market two dosage strengths of Bupivacaine Hydrochloride Solution in the United Kingdom. Bupivacaine HCl is a long-acting local anesthetic used for caudal, epidural or peripheral nerve block. Although injectable Bupivacaine was approved by the FDA in 1972, Bioren's, easy-to-use pre-mix solution delivered in the IV infusion bag is the first such formulation of the drug.

The Company's research and development human resources will be mainly dedicated to formulate and then apply for regulatory approval of the generic version of Taxol-R-. Other oncological products are currently in the pipeline and are anticipated to receive approval by FDA in the next 12 months. The Company expects its research and development expenses to be 25% as a percentage of net sales in the foreseeable future.

MARKETING AND SALES

In the first quarter of 2000, the Company finalized a distribution arrangement with American Pharmaceutical Partners ("APP") as the exclusive distributor of certain generic oncology products in North America and Canada. The five-year exclusive arrangement covers three of the market-ready generic oncology products on an exclusive basis along with several generic oncology products on a non-exclusive basis. The products involved under this arrangement are produced at Pharmaceuticals' FDA-inspected Barbengo manufacturing facility that utilizes barrier isolation technology to manufacture FDA-approved parenteral drug products. By using this technology for the first time in the production of generic oncology drugs, the Company expects to increase the assurance of the sterility of oncology drugs resulting in a higher quality product with reduced manufacturing costs.

In the second quarter of 2000, the Company entered into an exclusive, five-year distribution and supply agreement with Indena S.p.A., a world leader in processing capacity of pharmaceutical extracts, to develop, manufacture and distribute a generic version of Taxol-Registered Trademark-, one of the leading oncology drugs on the market with annual sales of approximately $2 billion worldwide. Taxol-Registered Trademark- is currently unavailable in generic form and widely used in the treatment of ovarian and breast cancer, as well as some forms of leukemia. During 2000, the Company plans to apply for regulatory approvals in each of the countries in which it intends to sell the generic version of Taxol-Registered Trademark-.

The Company plans to continue to develop commercial partnerships in other countries for current registered products and sign significant distribution agreements with major pharmaceutical companies for new products.

PRODUCTION

The Company intends to devote additional capital resources to increase the production capacity in the next 12 months, especially in the field of lyophilized products. Bigmar believes its manufacturing concept is attractive to a number of pharmaceutical companies and hopes to fund some of its manufacturing growth needs by joint ventures with other pharmaceutical companies.

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


RESULTS OF OPERATIONS

SALES

The Company reported net sales of $2,116,000 for the second quarter of 2000, representing an increase 36.4% over sales of $1,551,000 for the same quarter of 1999. This increase in the second quarter was due mainly to higher sales to APP. Revenues were adversely affected by a weaker US Dollar against the Swiss Franc during the second quarter of 2000. The average exchange ratio of Swiss Franc to US Dollar during the second quarter 2000 was .598 as compared to .680 in 1999. This resulted in a lower revenue calculation in US Dollars. Without taking into account the exchange rate increase, sales levels would have increased by 55.2% or $857,000 for the second quarter of 2000 compared to the second quarter of 1999.

For the six month period ended June 30, 2000 net sales increased by $609,000 or 18.5% over the same period in 1999. The rise in sales resulted from new customers and new products. As said above, the sales increase is essentially due to the launch of new products in the Swiss marketplace, new hospitals in the IV solution business and sales to APP. Without taking into account the exchange rate increase, sales levels would have increased by 24.8% or $1,086,000.

GROSS MARGIN

Gross margin decreased from approximately $348,000 for the second quarter of 1999 to $228,000 for the second quarter of 2000, a 34.6% decline. For the six month period ended June 30, 2000, gross margin amounted to $727,000, compared with $841,000 in the prior year. The gross margin was approximately 18.7% for the first half of 2000, compared to approximately 25.6% for the prior year. The decrease in the gross margin percent was due to higher production costs at Pharmaceuticals in the first six months of 2000.

OPERATING EXPENSES

Operating expenses decreased from approximately $1,390,000 for the second quarter of 1999 to $1,372,000 for the second quarter of 2000, a 1.3% decrease. For the six month period ended June 30, 1999 and June 30, 2000 respectively , operating expenses declined from approximately $3,063,000 to $3,017,000, a decrease of 1.5%. Research and development expenses increased by $237,000 due to activities surrounding the Company's efforts in the current year to develop new drug product formulations. Selling, general and administrative expenses decreased by $283,000, primarily due to a decrease in the number of personnel from 1999 to 2000.

OTHER INCOME AND EXPENSES

Other income was $117,000 in the second quarter of 2000 compared with an expense of $6,000 in the same period of 1999. The sale of a fully depreciated Bioren's equipment to a third party for $121,700 was recorded during the second quarter of 2000. For the six month period ended June 30, 2000, other income was $113,000 compared with an expense of $12,000 in the prior year.

INTEREST EXPENSE

Interest expense increased $74,000 from the six month period ending June 30, 1999 to the same period for 2000 , due to an increase of total debt by $1.3 million in the first half of 2000, as compared to the first half of 1999.

GAIN, LOSS ON FOREIGN CURRENCY TRANSACTIONS

Foreign exchange gains amounted to $12,000 for the six month period ending June 30, 2000, compared to a loss of $686,000 in the prior year during the same time period. Effective January 1, 2000, $7.7 million of intercompany debt due from Bigmar Pharmaceuticals SA to Bigmar, Inc. is no longer considered short-term as repayment is not expected in the foreseeable future. Accordingly, the gain or loss on translating such debt has been included in the cumulative translation adjustment as a separate component of stockholders' equity.

The Company recorded an extraordinary gain in the first quarter 2000 due to the forgiveness of $362,000 in long-term debt from a Swiss bank.

NET LOSS

As a result of all of the foregoing, the Company's net loss for the six month period ended June 30, 2000 amounted to $2,246,000 versus $3,288,000 during the same period of 1999 or an improvement of 31.7%. Net loss for the quarter ended June 30, 2000 was $1,295,000, or ($0.14) per share on a basic and diluted basis, in comparison to a net loss of $1,513,000, or ($0.18) per share on a basic and diluted basis in the comparable quarter ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2000 and December 31, 1999, the Company had cash and cash equivalents of $298,000 and $156,000, respectively. The Company's working capital was a $2.5 million deficit, $2.1 million and $1.9 million deficit at June 30, 2000, June 30, 1999 and December 31, 1999, respectively.

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

Property, plant and equipment totaled $13.4 million and $14.4 million at June 30, 2000 and at December 31, 1999, respectively. Additions were approximately $128,000 whereas depreciation expense was $847,000.

As of June 30, 2000, the Company had various notes, bonds, mortgages and other borrowings totaling approximately $14.1 million including $4.1 million that is short term in nature. These monies were used to partially fund the acquisition of Bioren, to acquire, construct, and equip the manufacturing facility and to fund ongoing research and development and product registration activities.

During the first, second and third quarters of 2000, pursuant to private placement transactions with Banca del Gottardo, the Company raised $2,762,500 which were applied to working capital and general corporate purposes.

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

The table below provides information about the Company's financial instruments by functional currency and presents such information in U.S. dollar equivalents:


                                                                                EXPECTED MATURITY DATE
                                                                                ----------------------
                                    2000                  2001              2002         2003           2004
                                    ----                  ----              ----         ----           ----
                                    Thereafter
(US$ Equivalent)
except average interest rate

   Liabilities
   Long-Term Debt:
      Fixed Rate ($US)              $         --               --           4,000,000           --           --           --
      Average interest rate                   --               --                8.0%           --           --           --
      Fixed Rate (Sfr)              $  1,039,120               --                  --    1,833,741           --           --
      Average interest rate                 5.0%               --                  --         4.0%           --           --
      Variable Rate (Sfr)           $    464,548          617,359             556,235      372,861      250,611    2,542,787
      Average interest rate                 4.8%             4.6%                4.7%         5.0%         4.7%         3.8%

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

On June 8, 2000, the Company issued 300,000 shares of common stock at a price of $2.125 per share to Banca del Gottardo through a private placement of stock in reliance on Regulation S of the Securities Act of 1933.

In August 2000, the Company issued 375,000 shares of common stock at a price of $2.00 per share to Banca del Gottardo through private placement offering. Proceeds from the sale of shares totaled $750,000 and were applied to working capital and general corporate purposes.

All of the share transactions summarized above were made directly by the Company without use of an underwriter or placement agent and without payment of commissions or other remuneration. Proceeds of $2,012,500 from the sale, after payment of offering expenses in immaterial amounts, were applied to the working capital of the Company and other general corporate purposes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
    See Exhibit 27.1 Financial Data Schedule, attached hereto.
(b) Reports on Form 8-K.
    No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 14, 2000

                                     BIGMAR, INC.
                                     -----------
                                     REGISTRANT

                                     By: /s/ Philippe J.H. Rohrer
                                         -------------------------------------
                                             Philippe J.H. Rohrer
                                             CHIEF FINANCIAL OFFICER;
                                             SECRETARY AND TREASURER