Form 10QSB
period 2000-09-30
BIGMAR INC
filed 2000-11-14
CIK 1012466

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


MARK ONE

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM --------------------- TO --------------------


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


Indicate by checkmark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

As of October 23, 2000, 10,168,973 shares of common stock of the issuer were outstanding.

                          BIGMAR, INC. AND SUBSIDIARIES

                                      INDEX

Part I      FINANCIAL INFORMATION:

Item 1      Financial Statements

            Consolidated Condensed Balance Sheets as of September 30, 2000 (Unaudited) and
            December 31, 1999                                                                               3

            Consolidated Condensed Statements of Operations for the quarters and nine month
            periods ended September 30, 2000 and 1999 (Unaudited)                                           4

            Consolidated Statements of Comprehensive Loss for the quarters and nine month
            periods ended September 30, 2000 and 1999 (Unaudited)                                           5

            Consolidated Condensed Statements of Cash Flows for the nine months ended September
            30, 2000 and 1999 (Unaudited)                                                                   6

            Notes to the Consolidated Condensed Financial Statements (Unaudited)                            7

Item 2      Management's Discussion and Analysis of Financial Condition and Results of Operations
                                                                                                           11


Part II     OTHER INFORMATION:

Item 2 (c)  Changes in Securities - Recent Sales of Unregistered Securities                                18

Item 4      Submission of Matters to a Vote of Security Holders                                            18

Item 6      Exhibits and Reports on Form 8-K                                                               19

            Signatures                                                                                     20

                         BIGMAR, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS


                                                           September 30        December 31
                                                               2000               1999
                                                           ------------        -----------
                                                            (Unaudited)

                                     ASSETS

Current assets:
     Cash and cash equivalents                             $    105,737        $    155,854
     Accounts receivable                                      1,796,061           2,138,115
     Accounts receivable related party                              852                   0
     Inventories                                              2,270,754           2,470,234
     Prepaid expenses and other current assets                  306,751             248,504
                                                           ------------        -------------
          Total current assets                                4,480,155           5,012,707
Property, plant and equipment, net                           12,507,924          14,380,877
Intangible and other assets, net                                306,467             405,168
                                                           -----------         ------------
                    Total                                  $ 17,294,546        $ 19,798,752
                                                           ============        ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                         2,246,118           2,320,411
     Notes payable                                            2,513,732           3,362,038
     Current portion of long-term debt                          582,804             632,436
     Due to related party                                     1,010,868                   0
     Accrued expenses and other current liabilities           1,089,716             985,386
                                                           ------------        ------------
          Total current liabilities                           7,443,238           7,300,271

Long-term debt                                                9,683,785          10,762,680
                                                           ------------        ------------
               Total liabilities                             17,127,023          18,062,951
                                                           ------------        ------------

Stockholders' equity:
     Preferred stock ($.001 par value; 5,000,000
          shares authorized; none issued)
     Common stock ($.001 par value; 30,000,000
          shares authorized; 10,168,973 shares
          and 8,993,973 issued and outstanding at
          September 30, 2000 and December 31, 1999
          respectively)                                          10,169               8,994
    Additional paid-in capital                               28,073,792          25,312,467
    Accumulated deficit                                     (26,192,628)        (22,558,611)
    Foreign currency translation adjustments                 (1,723,810)         (1,027,049)
                                                           ------------        ------------
               Total stockholders' equity                       167,523           1,735,801
                                                           ------------        ------------
                    Total                                  $ 17,294,546        $ 19,798,752
                                                           ============        ============

     See accompanying notes to consolidated condensed financial statements.

                         BIGMAR, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                         THIRD QUARTER                          NINE MONTHS
                                                 ----------------------------            ---------------------------
                                                     2000             1999                   2000            1999
                                                 -----------      -----------            -----------     -----------
Net sales..................................      $ 1,927,885      $ 1,330,887            $ 5,823,345     $ 4,617,234
Cost of goods sold.........................        1,553,540          964,064              4,721,822       3,409,101
                                                 -----------      -----------            -----------     -----------
Gross margin...............................          374,345          366,823              1,101,523       1,208,133
                                                 -----------      -----------            -----------     -----------

Operating expenses:
  Research and development.................          899,860        1,031,998              2,336,806       2,232,167
  Selling, general and administrative......          716,381          904,188              2,296,913       2,767,283
                                                 -----------      -----------            -----------     -----------
    Total operating expenses...............        1,616,241        1,936,186              4,633,719       4,999,450
                                                 -----------      -----------            -----------     -----------
Operating Loss.............................       (1,241,896)      (1,569,363)            (3,532,196)     (3,791,317)

Other income (expense), net................            8,283           (3,391)               121,489         (15,510)
Interest expense...........................         (264,665)        (274,054)              (706,974)       (642,174)
Gain (loss) on foreign currency
  transactions.............................          109,869          242,192                121,827        (444,007)
                                                 -----------      -----------            -----------     -----------
Loss before income taxes and
  extraordinary item.......................       (1,388,409)      (1,604,616)            (3,995,854)     (4,893,008)
Income taxes (benefit).....................               --               --                     --              --
                                                 -----------      -----------            -----------     -----------
Loss before extraordinary item.............       (1,388,409)      (1,604,616)            (3,995,854)     (4,893,008)
Extraordinary item-Gain on extinguishment
  of debt, net of income taxes of $0.......               --               --                361,837              --
                                                 -----------      -----------            -----------     -----------
Net loss...................................      $(1,388,409)     $(1,604,616)           $(3,634,017)    $(4,893,008)
                                                 ===========      ===========            ===========     ===========
Basic and diluted loss per share from
  continuing operations....................      $     (0.14)     $     (0.18)           $     (0.42)    $     (0.57)
                                                 ===========      ===========            ===========     ===========
Basic and diluted extraordinary gain
  per share................................      $        --      $        --            $      0.04     $        --
                                                 ===========      ===========            ===========     ===========
Basic and diluted net loss per share.......      $     (0.14)     $     (0.18)           $     (0.38)    $     (0.57)
                                                 ===========      ===========            ===========     ===========
Weighted average shares outstanding........      $10,010,640      $ 8,853,719            $ 9,528,788     $ 8,546,648
                                                 ===========      ===========            ===========     ===========

     See accompanying notes to consolidated condensed financial statements.

                         BIGMAR, INC. AND SUBSIDIARIES

                 Consolidated Statements of Comprehensive Loss
                                  (Unaudited)


                                                             Third Quarter                  Nine Months
                                                       ------------------------      ------------------------
                                                           2000          1999            2000          1999
                                                       -----------    -----------    -----------    -----------
Net loss                                               $(1,388,409)   $(1,604,616)   $(3,634,017)   $(4,893,008)

Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustments, net
    of income taxes of $0 in both 2000 and
    1999, respectively                                    (481,146)        20,678       (696,761)      (104,171)
                                                       -----------    -----------    -----------    -----------
Comprehensive loss                                     $(1,869,555)   $(1,583,938)   $(4,330,778)   $(4,997,179)
                                                       ===========    ===========    ===========    ===========



    See accompanying notes to consolidated condensed financial statements.

                         BIGMAR, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                       Nine Months Ended Sept. 30
                                                                   ----------------------------------
                                                                      2000                   1999
                                                                   -----------            -----------
          Net cash used in operating activities                     (1,904,405)            (3,546,842)
                                                                   -----------            -----------
Cash flows from investing activities:
     Purchase of property, plant and equipment                        (305,099)              (210,767)
                                                                   -----------            -----------
          Net cash used in investing activities                       (305,099)              (210,767)
                                                                   -----------            -----------
Cash flows from financing activities:
     Short-term borrowings                                                -                 1,043,065
     Long-term borrowings                                            2,428,605                   -
     Proceeds from borrowing from related party                      1,017,964                   -
     Repayment of short term debt                                     (215,950)              (283,385)
     Repayment of long term borrowings                              (3,802,895)                  -
     Proceeds from issuance of common stock and warrants             2,761,325              2,889,961
                                                                   -----------            -----------
          Net cash provided by financing activities                  2,189,049              3,649,641
                                                                   -----------            -----------
Effect of exchange rates on cash                                       (29,663)                (5,899)
                                                                   -----------            -----------
Net increase (decrease) in cash and cash equivalents                   (50,118)              (113,867)
Cash and cash equivalents, beginning of period                         155,855                140,445
                                                                   -----------            -----------
Cash and cash equivalents, end of period                           $   105,737            $    26,578
                                                                   ===========            ===========
Supplemental disclosure of cash flow information:
     Cash paid during the period for:
       Interest                                                    $   832,985            $   668,780
       Income taxes                                                $      -               $      -




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

In the opinion of management, the accompanying unaudited financial statements include all adjustments necessary to present fairly the Company's financial position at September 30, 2000 and December 31, 1999, and the results of operations, cash flows and comprehensive loss for all periods presented. The results of the interim periods are not necessarily indicative of the results to be obtained for the entire fiscal year.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The construction of the Company's pharmaceutical manufacturing plant in Barbengo, Switzerland and the process of obtaining regulatory approvals has consumed a substantial amount of the Company's resources. The manufacturing plant received regulatory approval in February 1999 from the United States Food and Drug Administration ("FDA") and the Intercantonal Office for the

Control of Medications ("IKS") in Switzerland to manufacture and sell certain injectible pharmaceutical products in the United States and Switzerland. As a result, the Company anticipates that these operations will begin to generate cash to help fund its expansion and further planned research and development activities. During the nine month period of 2000, the Company received approximately $2.8 million in proceeds from the private placements of common stock and warrants. The Company anticipates raising additional funds during 2000 through private stock offerings and through additional bank borrowings. However, there can be no assurance that the Company will be successful in these efforts. These factors raise substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to reflect the recoverability or classification of recorded asset amounts or the classification of liabilities should the Company be unable to continue as a going concern.

(2) INVENTORIES

The components of inventory at September 30, 2000 and December 31, 1999 are as follows:

                                 September 30, 2000       December 31, 1999
                                 -------------------        ----------------
          Raw Materials                  $1,058,127             $ 1,362,439
          Finished Goods                  1,212,627               1,107,795
                                 -------------------        ----------------
                   Total                $ 2,270,754             $ 2,470,234
                                 -------------------        ----------------

(3) LONG-TERM DEBT

As of September 30, 2000, the Company had various notes, bonds, mortgages and other borrowings totaling approximately $13.8 million, including $4.1 million that is short term in nature. These monies were used to partially fund the acquisition of Bioren, to acquire, construct, and equip the manufacturing facility and to fund ongoing research and development and product registration activities. During March 2000, the Company extinguished $4.3 million of its long-term debt. The Company paid $3.9 million and the bank forgave $0.4 million. This amount has been recognized as an extraordinary item in the accompanying statement of operations. The amount that was repaid was financed by variable rate loans of $2.7 million from Credit Suisse, a $1.1 million 5% loan from a stockholder and officer and cash of $0.1 million.

(4) COMMON STOCK ISSUED

In March 2000, the Company issued 500,000 shares of common stock to Banca del Gottardo via private placement offering. The Company also issued 2-year warrants to purchase 150,000 shares of common stock at $4.00 per share. Proceeds from the sale of shares and warrants totaled $1,374,500 and were applied to working capital and general corporate purposes. In June 2000, the Company issued 300,000 shares of common stock to Banca del Gottardo via private placement offering. Proceeds from the sale of shares totaled $637,200 and were applied to working capital and general corporate purposes. In August 2000, the Company issued 375,000 shares of common stock to Banca del

Gottardo via a private placement offering. Proceeds from the sale of shares totaled $749,625 and were applied to working capital and general corporate purposes.

(5) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1999, Statement of Financial Accounting Standards No. 137 ("SFAS No. 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133 was issued. SFAS No. 137 deferred the effective date of Statement No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. Statement No. 133 requires that all derivatives be recorded in the balance sheet as either assets or liabilities and be measured at fair value. Management has evaluated this standard and this statement will not have a material impact on the Company's financial position or result of operations.

In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". SAB 101 was also amended by SAB 101A and 101B. SAB 101, 101A and 101B summarize the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company will adopt SAB 101 during the fourth quarter of 2000. The Company anticipates that adoption of this SAB will not have a material impact on the Company's results of operatons or financial position.

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

Summary information by segment for the nine months and three months ended September 30, 2000 and 1999 is as follows:



NINE MONTHS ENDED SEPTEMBER 30, 2000


                                     BIOREN        PHARMACEUTICALS     CORPORATE           TOTAL
                                     ------        ---------------     ---------           -----
Sales - International             $ 4,280,622         1,542,723                --         5,823,345
Gross Margin                          950,646           150,877                --         1,101,523
Operating expenses and other
expense                            (1,166,580)       (1,811,872)       (1,757,088)       (4,735,540)
                                  -----------       -----------       -----------       -----------
Segment Loss                         (215,934)       (1,660,995)       (1,757,088)       (3,634,017)

Pharmaceuticals' loss includes a $361,837 extrordinary gain from extinguishment of debt.

NINE MONTHS ENDED SEPTEMBER 30, 1999


                                     BIOREN        PHARMACEUTICALS     CORPORATE           TOTAL
                                     ------        ---------------     ---------           -----
Sales - International             $ 4,387,742           229,492                --         4,617,234
Gross Margin                        1,069,129           139,004                --         1,208,133
Operating expenses and other
expense                            (1,224,113)       (1,542,019)       (3,335,009)       (6,101,141)
                                  -----------       -----------       -----------       -----------
Segment Loss                         (154,984)       (1,403,015)       (3,335,009)       (4,893,008)

THREE MONTHS ENDED SEPTEMBER 30, 2000


                                     BIOREN        PHARMACEUTICALS     CORPORATE            TOTAL
                                     ------        ---------------     ---------            -----
Sales - International             $ 1,341,148           586,737                --         1,927,885
Gross Margin                          242,376           131,969                --           374,345
Operating expenses and other
expense                              (414,386)         (721,784)         (626,584)       (1,762,754)
                                  -----------       -----------       -----------       -----------
Segment Loss                         (172,010)         (589,815)         (626,584)       (1,388,409)


THREE MONTHS ENDED SEPTEMBER 30, 1999


                                     BIOREN        PHARMACEUTICALS     CORPORATE            TOTAL
Sales - International             $ 1,313,004            17,883                --         1,330,887
Gross Margin                          320,912            45,911                --           366,823
Operating expenses and other
expense                              (388,294)         (541,724)       (1,041,421)       (1,971,439)
                                  -----------       -----------       -----------       -----------
Segment Loss                          (67,382)         (495,813)       (1,041,421)       (1,604,616)



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

Research and Development

In July 2000, the Company received licenses from the UK Medicines Control Agency granting authorization to market two dosage strengths of Bupivacaine Hydrochloride Solution in the United Kingdom. Bupivacaine HCl is a long-acting local anesthetic used for caudal, epidural or peripheral nerve block. Although injectable Bupivacaine was approved by the FDA in 1972, Bioren's easy-to-use pre-mix solution delivered in the IV infusion bag is the first such formulation of the drug.

In September 2000, the U.S. Food and Drug Administration received the Company's filing of an Abbreviated New Drug Application for a generic version of Taxol(R). Taxol(R) was developed and is marketed by Bristol-Myers Squibb
Co. for the treatment of ovarian and breast cancers, as well as some forms of leukemia. Sales of the prescription oncology agent are growing rapidly, with reported 1999 worldwide volume in excess of $2 billion. Bigmar's generic form of Taxol(R) will address all markets. In April 2000, the Company announced that it had entered into a five-year distribution and supply agreement with Milan, Italy-based Indena S.p.A., a world leader in processing pharmaceutical extracts, to develop, manufacture and distribute a generic version of Taxol(R). Under the terms of the agreement, Indena will supply the Company with paclitaxel, an extract of the brevifoglia plant, the key ingredient used in the manufacture of Taxol(R).


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

In the third quarter of 2000, the Company finalized a distribution agreement with Baxter Pharmaceutical Products Inc., a wholly owned subsidiary of Baxter Healthcare Corp., to market Bigmar's generic oncology products in the United States. Under the agreement, Baxter obtains non-exclusive marketing and distribution rights for two of Bigmar's products, Methotrexate and 5-Fluorouracil in the U.S. The agreement also contains options for Baxter to distribute additional Bigmar products that are currently or expected to be under review by the FDA.

The Company plans to continue to develop commercial partnerships in other countries for current registered products and sign significant distribution agreements with major pharmaceutical companies for new products.


Production

The Company intends to devote additional capital resources, if available, to increase the production capacity in the next 12 months, especially in the field of lyophilized products. Bigmar believes its manufacturing concept is attractive to a number of pharmaceutical companies and hopes to fund some of its manufacturing growth needs by joint ventures with other pharmaceutical companies.

Certain statements in this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding future cash requirements and statements which include words such as "expect," "anticipate," "hope," "intend," and other similar words. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied in such forward-looking statements. Such factors and risks include, but are not limited to, delays in product development, problems with clinical testing, failure to receive regulatory approvals, lack of proprietary rights, inability to identify suitable distributors and enter into acceptable distribution agreements for the Company's products, and lack of necessary capital resources to operate the business. Many of the factors that will determine results and values are beyond the Company's ability to control or predict. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.


RESULTS OF OPERATIONS

Sales

Revenue in the three months ended September 30, 2000 was $ 1,927,900 compared to $1,330,900 for the corresponding three month period in 1999, an increase of $597,000. Sales growth for the third quarter of 2000 was driven by higher sales volume led by the U.S. market. In addition, consolidated revenues were adversely affected by a weaker U.S. Dollar against the Swiss Franc during the third quarter of 2000. The average exchange ratio of Swiss Franc to U.S. Dollar during the third quarter 2000 was .57 as compared to .672 in 1999. This resulted in a lower revenue calculation in U.S. Dollars.

For the nine month period ended September 30, 2000 net sales increased by $1,206,000 to $5,823,000 or 26.1% over the same period in 1999. Sales growth for the nine months of 2000 resulted from new customers and new products. Sales growth was essentially due to higher sales volume in the U.S. market, the launch of new products in the Swiss marketplace and new hospital customers in the IV solution business.

Gross Margin

Gross margin increased from approximately $367,000 for the third quarter of 1999 to $374,000 for the third quarter of 2000, a 2% increase. For the nine month period ended September 30, 2000, gross margin amounted to $1,102,000, compared with $1,208,000 in the prior year. The gross margin was at approximately 18.9% for the nine month period of 2000, compared to approximately 26.2% for the prior year. The decrease in the gross margin percent was due to higher production costs at Pharmaceuticals in the first nine months of 2000.

Operating Expenses

Operating expenses decreased from approximately $1,936,000 for the third quarter of 1999 to $1,666,000 for the third quarter of 2000, a 14% decrease. For the nine month period ended September 30, 1999 and September 30, 2000 respectively, operating expenses declined from approximately $4,999,000 to $4,683,000, a decrease of 6.3%. Research and development expenses increased by $105,000 from $2,232,000 for the nine month period of 1999 compared with $2,337,000 in the same period of 2000 due to activities surrounding the Company's efforts in the current year to develop new drug product formulations. Selling, general and administrative expenses decreased by $421,000, primarily due to a decrease in the number of personnel from 1999 to 2000.

Other Income and Expenses

For the nine month period ended September 30, 2000, other income was $121,000 compared with an expense of $16,000 in the prior year. This increase is attributable to the sale of fully depreciated equipment to a third party during the second quarter of 2000.

Interest expense

Interest expense increased $64,000 from the nine month period ending September 30, 1999 to the same period of 2000, due to an increase of total debt of $1.3 million in 2000, as compared 1999.

Gain, Loss on Foreign Currency Transactions

Foreign exchange gains amounted to $122,000 for the nine month period ending September 30, 2000, compared to a loss of $444,000 in the prior year during the same time period. Effective January 1, 2000, $7.7 million of intercompany debt due from Bigmar Pharmaceuticals, SA to Bigmar, Inc. is no longer considered short-term as repayment is not expected in the foreseeable future. Accordingly, the gain or loss on translating such debt has been included in the cumulative translation adjustment as a separate component of stockholders' equity.

The Company recorded an extraordinary gain in the first quarter 2000 due to the forgiveness of $362,000 in long-term debt from a Swiss bank.

Net Loss

As a result of all of the foregoing, the Company's net loss for the nine month period ended September 30, 2000 amounted to $3,634,000 versus $4,893,000 during the same period of 1999 or an improvement of 25.7%. Net loss for the quarter ended September 30, 2000 was $1,388,000, or ($0.14) per share on a basic and diluted basis, in comparison to a net loss of $1,605,000, or ($0.18) per share on a basic and diluted basis in the comparable quarter ended September 30, 1999.


LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000 and December 31, 1999, the Company had cash and cash equivalents of $106,000 and $156,000, respectively. The Company's working capital was a $3.0 million deficit, $2.9 million and $1.9 million deficit at September 30, 2000, September 30, 1999 and December 31, 1999, respectively.

The Company has incurred and will continue to incur substantial expenditures for research and development activities related to bringing its products to the commercial market. The Company intends to devote significant additional funds to product development, formulation, clinical testing, product registration, and other activities required for regulatory review of generic oncological products. The amount required to complete such activities depends upon the outcome of regulatory reviews and the number of new products the Company plans to add during the year. The regulatory bodies may require more testing than is currently planned by the Company. There can be no assurance that the Company's generic oncological products will be approved for marketing by the FDA or any foreign government agency, or that any such products will be successfully introduced or achieve market acceptance. The Company does not have sufficient capital resources to fund these expenditures and does not have commitments from any third party to provide the necessary resources. If the Company is unable to obtain additional funding through new debt or equity financing, these development activities will be curtailed or terminated. This would delay or prevent the Company from bringing its products to market and would have a material adverse effect on the Company.

Property, plant and equipment totaled $12.5 million and $14.4 million at September 30, 2000 and at December 31, 1999, respectively. Additions were approximately $305,000 whereas depreciation expense was $1,286,000.

As of September 30, 2000, the Company had various notes, bonds, mortgages and other borrowings totaling approximately $13.8 million including $4.1 million that is short term in nature. These monies were used to partially fund the acquisition of Bioren, to acquire, construct, and equip the manufacturing facility and to fund ongoing research and development and product registration activities.

During the first, second and third quarters of 2000, pursuant to private placement transactions with Banca del Gottardo, the Company raised $2,761,325 which were applied to working capital and general corporate purposes.

Additional capital funding of not less than $1,500,000 will be required to sustain operations through March 2001. However, there can be no assurance that events affecting the Company's operations will not result in the Company depleting its funds before that time. Although management is currently discussing additional financing with potential investors, the Company has no commitments to obtain additional funding and there is no assurance that the Company will be able to obtain additional financing or that such financing, if available, will be available on acceptable terms. If the Company cannot obtain adequate additional funding during the next 90 days, the Company will be forced to curtail or suspend its research and development activities, manufacturing and other business operations. If no additional financing is obtained, the Company may be forced to cease all operations in March 2001 and may seek protection under the United States bankruptcy laws.

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

The table below provides information about the Company's financial instruments by functional currency and presents such information in U.S. dollar equivalents:

                                                                  Expected Maturity Date
                                       -------------------------------------------------------------------------
                                       2000         2001         2002          2003         2004      Thereafter
                                       ----         ----         ----          ----         ----      ----------
(US$ Equivalent)
except average interest rate

Liabilities
Long-Term Debt:
   Fixed Rate ($US)                $        --          --     4,000,000            --          --            --
   Average interest rate                    --          --           8.0%           --          --            --
   Fixed Rate (Sfr)                $   980,958          --            --     1,731,102          --            --
   Average interest rate                   5.0%         --            --           4.0%         --            --
   Variable Rate (Sfr)             $   438,546     582,804       525,101       351,991     236,584     2,400,462
   Average interest rate                   5.6%        5.6%          5.5%          5.4%        5.1%          4.1%

                          BIGMAR, INC. AND SUBSIDIARIES


PART II.  OTHER INFORMATION

ITEM 2 (c) CHANGES IN SECURITIES - RECENT SALES OF UNREGISTERED SECURITIES

On August 9, 2000, the Company issued 375,000 shares of common stock at a price of $2.00 per share to Banca del Gottardo through a private placement of stock in reliance on Regulation S of the Securities Act of 1933. Proceeds from the sale of shares totaled $750,000 and were applied to working capital and general corporate purposes.

Share transaction summarized above was made directly by the Company without use of an underwriter or placement agent and without payment of commissions or other remuneration.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on July 7, 2000. In connection with the meeting, proxies were solicited. The results of the voting were as follows:

Proposal 1:       Election of the Board of Directors of the Company for term expiring in 2001.

         Nominee                       Votes For          Votes Withheld          Broker Non-Votes
         -------                       ---------          --------------          ----------------
John G. Tramontana                     7,860,715               39,764                   0
Cynthia R. May                         7,860,715               39,764                   0
Massimo Pedrani                        7,860,615               39,864                   0
Bernard Kramer                         7,860,715               39,764                   0
Philippe J.H. Rohrer                   7,860,715               39,764                   0

Proposal 2:       Amendment to the Company's Certificate of Incorporation
                  increasing the number of authorized shares of common stock from 15 million to 30 million.


                  Votes For:                         7,837,679
                  Votes Against:                       60,600
                  Votes Abstaining:                    2,200
                  Broker Non-Votes                       0

Proposal 3:       Ratification of Appointment of KPMG as the Company's
                  Independent Accountants.

                  Votes For:                         7,884,979
                  Votes Against:                       14,000
                  Votes Abstaining:                    1,500
                  Broker Non-Votes                       0


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     See Exhibit 27.1 Financial Data Schedule, attached hereto.

(b)  Reports on Form 8-K.

     On August 21, 2000, the Company filed a Form 8-K announcing under an Item 5 disclosure the possible delisting of the Company's common stock from the Nasdaq Small Cap Market.

     On October 10, 2000, the Company filed a Form 8-K announcing under an Item 5 disclosure the delisting of the Company's common stock from the Nasdaq Small Cap Market.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 14, 2000

                                       BIGMAR, INC.
                                       ------------
                                        Registrant


                                       By:  /s/ Philippe J.H. Rohrer
                                          -------------------------------
                                                Philippe J.H. Rohrer
                                                Chief Financial Officer;
                                                Secretary and Treasurer

                                  Exhibit Index

Exhibit No.     Description
-----------     -----------
    27.1        Financial Data Schedule