Form 10QSB
period 2001-03-31
BIGMAR INC
filed 2001-05-21
CIK 1012466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

Mark One

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

Commission File No. 1-14416
BIGMAR, INC.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	31-1445779 (I.R.S. Employer Identification No.)

9711 Sportsman Club Road Johnstown, Ohio (Address of principal executive offices)	43031 (Zip Code)

Issuer’s telephone number, including area code: (740) 966-5800

Indicate by checkmark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES      NO

As of April 23, 2001, 10,168,973 shares of common stock of the issuer were outstanding.

BIGMAR, INC. AND SUBSIDIARIES

Index

Part I	FINANCIAL INFORMATION:

Item 1	Financial Statements

	Consolidated Condensed Balance Sheets as of March 31, 2001 (Unaudited) and December 31, 2000	3

	Consolidated Condensed Statements of Operations for the three months ended March 31, 2001 (Unaudited) and 2000	4

	Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2001 (Unaudited) and 2000	5

	Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2001 (Unaudited) and 2000	6

	Notes to the Consolidated Condensed Financial Statements (Unaudited)	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Part II	OTHER INFORMATION:

Item 2 (c)	Changes in Securities — Recent Sales of Unregistered Securities	17

Item 6	Exhibits and Reports on Form 8-K	17

	Signatures	18

BIGMAR , INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets

	March 31	December 31
	2001	2000

	(Unaudited)
Assets

Current assets:

Cash and cash equivalents	$277,105	$72,971

Accounts receivable	2,042,966	1,872,657

Accounts receivable related party	130,421	141,107

Inventories	2,621,084	2,638,999

Prepaid expenses and other current assets	272,247	119,792

Total current assets	5,343,823	4,845,526

Property, plant and equipment, net	12,201,430	13,387,698

Intangible and other assets, net	243,081	283,617

Total	$17,788,334	$18,516,841

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable	2,620,197	3,023,463

Notes payable	2,804,693	2,481,301

Current portion of long-term debt	579,461	626,940

Due to related party	1,066,561	1,238,781

Accrued expenses and other current liabilities	1,215,974	1,060,965

Total current liabilities	8,286,886	8,431,450

Long-term debt	5,215,147	9,642,459

Total liabilities	13,502,033	18,073,909

Stockholders’ equity:

Preferred stock ($.001 par value; 5,000,000 shares authorized, 1,000,000 designated as Series A and 10,000 designated as Series B) Series B Preferred Stock, 7,000 and 1,000 shares issued and outstanding at March 31, 2001 and December 31, 2000, respectively	7	1

Common stock ($.001 par value; 30,000,000 shares authorized; 10,168,973 shares issued and outstanding at March 31, 2001 and December 31, 2000, respectively).	10,169	10,169

Additional paid-in capital	34,791,034	29,023,791

Retained earnings (deficit)	(28,761,358)	(27,448,377)

Cumulative translation adjustment	(1,753,551)	(1,142,652)

Total stockholders’ equity	4,286,301	442,932

Total	$17,788,334	$18,516,841

See accompanying notes to consolidated condensed financial statements.

BIGMAR, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
(Unaudited)

	Three Months Ended March 31

	2001	2000

Net sales	$2,291,228	$1,779,721

Cost of goods sold	1,903,180	1,280,165

Gross margin	388,048	499,556

Operating expenses:

Research and development	742,314	920,174

Selling, general and administrative	825,842	725,345

Total operating expenses	1,568,156	1,645,519

Operating loss	(1,180,108)	(1,145,963)

Other expense, net	(4,818)	(3,775)

Interest expense	(238,137)	(230,862)

Gain (loss) on foreign currency transactions	110,082	68,410

Loss before income taxes and extraordinary item	(1,312,981)	(1,312,190)

Income taxes (benefit)	—	—

Loss before extraordinary item	(1,312,981)	(1,312,190)

Extraordinary item—Gain on extinguishment of debt, net of income taxes of $0	—	361,837

Net loss	$(1,312,981)	$(950,353)

Preferred stock dividends	$44,917	$—

Net loss applicable to common stockholders	$(1,357,898)	$(950,353)

Basic and diluted loss per share from continuing operations	$(0.13)	$(0.15)

Basic and diluted extraordinary gain per share	$—	$0.04

Basic and diluted net loss per share	$(0.13)	$(0.11)

Basic and diluted net loss per share applicable to common stockholders	$(0.13)	$(0.11)

Weighted average shares outstanding	10,168,973	9,005,084

See accompanying notes to consolidated condensed financial statements.

BIGMAR, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31

	2001	2000

Net cash used in operating activities	(1,657,466)	(67,127)

Cash flows from investing activities:

Purchase of property, plant and equipment	(147,908)	(36,683)

Net cash used in investing activities	(147,908)	(36,683)

Cash flows from financing activities:

Short-term borrowings	391,069	815,020

Long-term borrowings	—	2,641,278

Proceeds from borrowing from related party	—	1,044,226

Repayment of short term debt	(82,347)	(1,839,697)

Repayment of related party loan	(100,170)	—

Repayment of long-term borrowings	(4,000,000)	(3,901,004)

Preferred stock redemption	(1,012,833)

Proceeds from issuance of common stock and warrants	—	1,375,000

Proceeds from issuance of preferred stock and warrants, net of offering costs	6,825,000	—

Net cash provided by financing activities	2,020,719	134,823

Effect of exchange rates on cash	(11,211)	11,064

Net increase in cash and cash equivalents	204,134	42,077

Cash and cash equivalents, beginning of period	72,971	155,854

Cash and cash equivalents, end of period	$277,105	$197,931

Supplemental disclosure of cash flow information:

Cash paid during the period for:

Interest	$291,668	$289,806

Income taxes	$—	$—

See accompanying notes to consolidated condensed financial statements.

BIGMAR, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended March 31

	2001	2000

Net loss	$(1,312,981)	$(950,353)

Other comprehensive income (loss), net of tax:

Foreign currency translation adjustments, net of income taxes of $0 in both 2001 and 2000, respectively	(610,899)	(317,430)

Comprehensive loss	$(1,923,880)	$(1,267,783)

See accompanying notes to consolidated condensed financial statements.

BIGMAR, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(1) BASIS OF PRESENTATION

Bigmar, Inc. (the “Company”) is a Delaware corporation that owns 100% of the outstanding common stock of two Swiss corporations, Bioren, SA and Bigmar Pharmaceuticals, SA, and 100% of the outstanding common stock of a Delaware corporation, Bigmar Therapeutics, Inc.

In the opinion of management, the accompanying unaudited financial statements include all adjustments necessary to present fairly the Company’s financial position as of March 31, 2001 and December 31, 2000, and the results of operations, cash flows and comprehensive income for all periods presented. The results of the interim periods are not necessarily indicative of the results to be obtained for the entire fiscal year.

For a summary of significant accounting policies (which are consistent with those in place at December 31, 2000) and additional financial information, see Bigmar, Inc.’s Annual Report on Form 10-KSB for the year ended December 31, 2000. The 10-KSB should be read in conjunction with these financial statements.

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. The three wholly-owned subsidiaries are as follows: Bioren S.A. (“Bioren”), Bigmar Pharmaceuticals S.A. (“Pharmaceuticals”) and Bigmar Therapeutics Inc. (“Therapeutics”). All significant intercompany accounts and transactions have been eliminated.

The financial statements of subsidiaries outside the United States are stated using the local currency as the functional currency. Assets and liabilities of these companies are translated at the rates of exchange as of the balance sheet date. The resulting translation adjustments are included in accumulated and other comprehensive loss. Income and expenses are translated at average rates of exchange for the period.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The construction of the Company’s pharmaceutical manufacturing plant in Barbengo, Switzerland and the process of obtaining regulatory approvals have consumed a substantial amount of the Company’s resources. The manufacturing plant received regulatory approval in February 1999 from the United States Food and Drug Administration (“FDA”) and the Intercantonal Office for the Control of Medications (“IKS”) in Switzerland to manufacture and sell certain injectable pharmaceutical products in the United States and Switzerland. As a result, the Company anticipates that these operations will begin to generate cash to help fund its expansion and further planned research and development activities. During the three-month period ending March 31, 2001, the Company received approximately $6.8 million in proceeds from a private placement of preferred stock and warrants. The Company anticipates raising additional funds during 2001 through private stock offerings and through additional bank borrowings. However, there can be no assurance that the Company will be successful in these efforts.

(2) INVENTORIES

The components of inventory at March 31, 2001 and December 31, 2000 are as follows:

	March 31,	December 31,
	2001	2000

Raw Materials	$1,239,307	$1,169,320

Finished Goods	1,381,777	1,469,679

Total	$2,621,084	$2,638,999

(3) NOTES PAYABLE AND LONG-TERM DEBT

As of March 31, 2001, the Company had various notes, bonds, mortgages and other borrowings totaling approximately $9.7 million, including $4.5 million that is short term in nature. These monies were used to partially fund the acquisition of Bioren as well as to acquire, construct, and equip the manufacturing facility and to fund ongoing research and development and product registration activities. In February 2001, the Company repaid $4.0 million convertible notes and related interest pursuant to a private placement of preferred stock and warrants.

The Company has U.S. bank line of credit under which it may borrow up to $2,000,000 with monthly interest payments due based upon the prime rate (7.5% at May 1, 2000), subject to certain restrictions as defined in the agreement. The line of credit is secured by a guaranty of Jericho L.L.C. and certain shareholders and officers of the Company. At March 31, 2001, $1,999,891 was outstanding.

Subsequent to quarter end, the Company received written notice from the bank requesting that the line of credit be paid in full and closed out by the end of business on May 11, 2001 as the Company was in default with certain covenants. However, on May 21, 2001, the Company committed to repay the line of credit, with accrued interest, in its entirety by May 22, 2001.

(4) COMMON STOCK ISSUED

On December 21, 2000, the Company executed an agreement with Banca del Gottardo to issue 1,000 shares of Series B Convertible Preferred Stock, $0.001 par value per share, for $1,000,000. On February 27, 2001, the Company redeemed these shares of preferred stock for $1,012,833 and reissued 7,000 shares of Series B preferred stock and a warrant for the purchase of $1,400,000 shares of the Company’s common stock for $2.00 per share for a total of $7 million.

In connection with the February issuance, the Company was required to use the proceeds as follows:

•	$4,160,000 was paid to Banca del Gottardo to pay off the $4 million 8% convertible debt plus interest;

•	$1,012,833 was used to redeem the original preferred stock plus cumulative dividends;

•	$ 175,000 was paid as fees to the bank for offering costs;

The remaining amount was deposited for working capital purposes with the Company.

The following is a discussion of each of the major terms of the preferred stock:

•	Cumulative Dividends - The preferred stock has dividends of $70 per share per annum. Such dividends shall be cumulative and shall be due and payable annually in arrears. Cumulative dividends were approximately $45,000 at March 31, 2001.

•	Liquidation Preference - The preferred has a liquidation preference of $1,000 per share, plus all accrued plus unpaid dividends.

•	Redemption - The Corporation may on or after January 1, 2003 redeem, from any source of funds legally available, the Series B Preferred Stock. The redemption price shall be the conversion price (see below).

•	Voting Rights - The preferred shareholders have no voting rights.

•	Conversion - The preferred is convertible at any time to common stock prior to December 31, 2005. At that point, it automatically converts into common stock. The conversion price shall initially be $2.50 per share through December 31, 2001. Between January 1, 2002 through December 31, 2005, the Series B Conversion price shall be 90 percent of the 20 tracking day average closing price of the Common Stock prior to the date the certificate is surrendered for conversion. At no time will the Series B conversion price be less than $2.00 per share of common stock.

•	Warrant - The agreement has a detachable warrant to purchase common stock of the Company. The warrant is exercisable at any time prior to February 2006 and the exercise price is $2.00 per share. In addition, the Company may call all or part of the unexercised warrants at a price of $2.50 per share at any time. Upon receipt of the call notice, Banca del Gottardo may either exercise the unexercised warrants or surrender the warrants to the Company for the $2.50 per share payment. The Company determined the warrant to be valued at $1,778,000 as of the date of issuance.

(5) SEGMENT DATA

The Company manages its business segments primarily on a geographic basis with each location representing a distinct segment. The Company’s reportable segments are comprised of the following: Bioren, located in Couvet, Switzerland; Pharmaceuticals, located in Barbengo, Switzerland; and the Company’s Corporate Headquarters, located in Johnstown, Ohio, United States of America.

The Company evaluates the performance of its segments based on segment profit/(loss). Segment profit/(loss) for each segment includes sales and marketing expenses, certain research and development expenses and overhead charges directly attributable to the segment. Segment profit/(loss) excludes certain expenses, which are managed outside of the reportable segments. Costs excluded from segment profit primarily consist of corporate expenses, as well as other research and development charges for the testing of products targeted for U.S. markets as well as other general and administrative expenses which are separately managed.

The Company does not include intercompany transfers between segments for management reporting purposes. Summary information by segment for the three months ended March 31, 2001 and 2000 is as follows:

THREE MONTHS ENDED MARCH 31, 2001

	BIOREN	PHARMACEUTICALS	CORPORATE	TOTAL

Sales —International	$1,580,259	$710,969	$0	$2,291,228

Gross Margin	380,966	7,082	0	388,048

Operating expenses and other expense	(515,584)	(849,450)	(335,995)	(1,701,029)

Segment Loss	$(134,618)	$(842,368)	$(335,995)	$(1,312,981)

THREE MONTHS ENDED MARCH 31, 2000

	BIOREN	PHARMACEUTICALS	CORPORATE	TOTAL

Sales —International	$1,462,912	$316,809	$0	$1,779,721

Gross Margin	382,399	117,156	0	499,555

Operating expenses and other expense	(458,333)	(524,448)	(467,127)	(1,449,908)

Segment Loss	$(75,934)	$(407,292)	$(467,127)	$(950,353)

Pharmaceuticals’ loss includes a $361,837 extraordinary gain from extinguishment of debt.

(6) BAXTER AGREEMENT

On May 17, 2001, the Company signed an asset purchase and a supply and distribution agreement with Baxter AG ("Baxter"). The purpose of the agreements is to allow Baxter to gradually take over and carry on the standard intravenous solutions business of Bioren and, potentially the pre-mix solution business.

Under the agreements, Baxter agrees to purchase substantially all the intangible assets of Bioren and the inventory related to the standard intravenous solutions business. Consideration to be paid total $6,884,000 to be paid as follows: $4,016,000 at closing, $1,721,000 on May 17, 2002 and $1,147,000 on May 17, 2003.

In addition, the Company will continue to manage the manufacturing process at Bioren. Baxter commits to purchasing a minimum of 10 million units between 2001 and 2005 and retains exclusive distribution rights for the products produced. This supply and distribution agreement expires in June 2005, however Baxter can extend it through May 2007.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion of significant factors that affected the Company’s interim financial condition and results of operations. This should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000.

Research and Development

In May 2001, the Company received approval from Brazil’s Agencia Nacional de Vigilancia Sanitaria (ANVS) to market Methotrexate and Leucovorin Calcium in Brazil.

The Methotrexate products are used in the treatment of various neoplastic diseases. The Leucovorin products diminish toxicity and counteract the effects of impaired methotrexate elimination and inadvertent over dosages of folic acid antagonists.

In April 2001, the Company announced that production for clinical trials commenced under its’ supply agreement with Novuspharma. Novuspharma is an Italian biotechnology company specializing in novel cancer therapies. The Company currently manufactures BBR 2778 for non-Hodgkins lymphoma and BBR 3464 for non small-cell lung cancer (U.S. and Europe) and ovarian and gastric cancers (Europe) under its’ supply agreement with Novuspharma. Novuspharma anticipates the commencement of U.S. Phase II trials in pancreatic cancer patients in the near future.

In April 2001, the Company received approval from the Intercantonal Office for the Control of Medications (“IKS”) to market Nitroglycerin in Switzerland. To the best of the management’s knowledge, Bioren is the first company worldwide to market Nitroglycerin in a ready-to-use infusion bag. Nitroglycerin is a vasodilator proven to be a mainstay therapy in the management of angina pectoris. Nitroglycerin is also used to control preoperative hypertension, to produce controlled hypotension during surgical procedures, to treat hypertensive emergencies and to treat congestive heart failure associated with myocardial infarction.

In September 2000, the U.S. Food and Drug Administration received the Company’s filing of an Abbreviated New Drug Application for a generic version of Taxol®. Taxol® was developed and is marketed by Bristol-Myers Squibb Co. for the treatment of ovarian and breast cancers, as well as some forms of leukemia. Sales of the prescription oncology agent are growing rapidly, with reported 1999 worldwide sales of approximately $1.5 billion according to a Datamonitor report published in September 2000. Bigmar’s generic form of Taxol® will target all markets. In April 2000, the Company announced that it had entered into a five-year distribution and supply agreement with Indena S.p.A., a world leader in processing capacity of pharmaceutical extracts. Under this agreement, the Company will develop, manufacture and distribute a generic version of Taxol®. Under the terms of the agreement, Indena will supply the Company with paclitaxel, an extract of the brevifoglia plant, the key ingredient used in the manufacture of Taxol®.

Marketing and Sales

On May 17, 2001, the Company signed an asset purchase and a supply and distribution agreement with Baxter AG ("Baxter"). The purpose of the agreements is to allow Baxter to gradually take over and carry on the standard intravenous solutions business of Bioren and, potentially the pre-mix solution business.

Under the agreements, Baxter agrees to purchase substantially all the intangible assets of Bioren and the inventory related to the standard intravenous solutions business. Consideration to be paid totals $6,884,000 to be paid as follows: $4,016,000 at closing, $1,721,000 on May 17, 2002 and $1,147,000 on May 17, 2003.

In addition, the Company will continue to manage the manufacturing process at Bioren. Baxter commits to purchasing a minimum of 10 million units between 2001 and 2005 and retains exclusive distribution rights for the products produced. This supply and distribution agreement expires in June 2005, however Baxter can extend it through May 2007.

The Company plans to continue to develop commercial partnerships in other countries for current registered products and sign significant distribution agreements with major pharmaceutical companies for new products.

Production

The Company intends to devote additional capital resources to increase the production capacity in the next 12 months, especially in the field of lyophilized products. Bigmar believes its manufacturing concept is attractive to a number of pharmaceutical companies and hopes to fund some of its manufacturing growth needs through joint ventures with other pharmaceutical companies, although no contractual agreements are in place as of March 31, 2001.

Certain statements in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding future cash requirements and statements which include words such as “expect”, “anticipate”, “hope”, “intend”, and other similar words. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied in such forward-looking statements. Such factors and risks include, but are not limited to the following: delays in product development, problems with clinical testing, failure to receive regulatory approvals, lack of proprietary rights and changes in business strategy. These risk factors and their associated impact on the Company are discussed in greater detail in the Company’s Form 10-KSB for the 2000 fiscal year. Many of the factors that will determine results and values are beyond the Company’s ability to control or predict. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Results of Operations

Sales

Revenues for the three months ended March 31, 2001 were $2,291,228 compared to $1,779,721 for the corresponding three-month period in 2000, an increase of $511,507 or 28.7%. Sales growth for the first quarter of 2001 was driven by higher sales volume in the European markets. In addition, a weaker US Dollar against the Swiss Franc adversely affected consolidated revenues during the first quarter of 2001. The average exchange ratio of Swiss Franc to US Dollar during the first quarter 2001 was .60 as compared to .672 in 2000. This resulted in a lower revenue calculation in US Dollars.

Pharmaceuticals’ net sales for the three-month period ended March 31, 2001 increased by $394,000 to $711,000 or 124% over the same period in 2000. Sales growth for the three months of 2001 resulted from the acquisition of new customers and higher sales volume in the European market.

Biorens’ net sales for the three-month period ended March 31, 2001 increased by $117,000 to $1,580,000 or 8% over the same period in 2000. Sales growth for the three months of 2001 was essentially due to higher sales volume in the Swiss market.

The Company expects product sales to increase in 2001 compared to 2000 resulting from the continued growth of the Company’s existing product lines as well as new products, which are currently awaiting approval. The Company expects several of their new products to be approved for sale by regulatory agencies in Europe, United States and South America during 2001.

Gross Margin

Gross margin decreased to approximately $388,000 for the first quarter of 2001 from $500,000 for the first quarter of 2000, a 22% decrease. The gross margin was at approximately 17% for the three-month period of 2001, compared to approximately 28% for the prior year. The decrease in the gross margin percentage was due to a different product mix resulting in lower unit margins of certain products. The Company expects that the low margins in the oncology product line will improve once new products are approved.

Operating Expenses

For the first quarter of 2001, operating expenses decreased by $77,000 to $1,568,000 compared to $1,646,000 for the same period of 2000. Research and development expenses decreased by $178,000 to $742,000 for the three-month period of 2001 compared with $920,000 in the same period of 2000 due to temporarily lower research and development activities. The Company expects that research and development expenditures will increase throughout the year due to expanded R&D activities related to the formulation and development of oncology products, which are necessary to obtain regulatory approval for the manufacturing and marketing of new products. Selling, general and administrative expenses increased by $100,000, at $826,000 compared to $725,000 for the same period of 2000. This increase reflects an increase in related activity in both the U.S. and Switzerland.

Interest expense

For the three-month period ended March 31, 2001, interest expense increased $7,000 when compared to the three-month period ending March 31, 2000 due to the increase of Swiss interest rates.

Gain/(Loss) on Foreign Currency Transactions

Foreign exchange gains amounted to $110,000 for the three-month period ending March 31, 2001, compared to a gain of $68,000 in the prior year during the same time period. Effective January 1, 2000, $7.14 million of intercompany debt due from Bigmar Pharmaceuticals SA to Bigmar, Inc. was no longer considered short-term, as repayment is not expected in the foreseeable future. Accordingly, the gain or loss on translating such debt has been included in the cumulative translation adjustment as a separate component of stockholders’ equity.

The Company recorded an extraordinary gain in the first quarter 2000 due to the forgiveness of $362,000 in long-term debt from a Swiss bank.

Net Loss

As a result of all of the foregoing, the Company’s net loss for the three-month period ended March 31, 2001 amounted to $1,313,000 versus $1,312,000 during the same period of 2000.

Liquidity and Capital Resources

As of March 31, 2001 and December 31, 2000, the Company had cash and cash equivalents of $277,000 and $73,000, respectively. The Company’s working capital was a $2.9 million deficit and $3.6 million deficit at March 31, 2001 and December 31, 2000, respectively.

The Company has incurred and will continue to incur substantial expenditures for research and development activities related to bringing its products to the commercial market. The Company intends to devote significant additional funds to product development, formulation, clinical testing, product registration, and other activities required for the regulatory review of generic oncological products. The amount required to complete such activities depends upon the outcome of regulatory reviews and the number of new products the Company plans to add during the year. The regulatory bodies may require more testing than is currently planned by the Company. Additionally, there can be no assurance that the Company’s generic oncological products will be approved for marketing by the FDA or any foreign government agency, or that any such products will be successfully introduced or achieve market acceptance.

Property, plant and equipment totaled $12.2 million and $13.4 million at March 31, 2001 and at December 31, 2000, respectively. Additions were approximately $148,000 whereas depreciation expense was $356,000.

As of March 31, 2001, the Company had various notes, bonds, mortgages and other borrowings totaling approximately $9.7 million including $4.5 million that is short term in nature. These monies were used to partially fund the acquisition of Bioren as well as to acquire, construct, and equip the manufacturing facility and to fund ongoing research and development and product registration activities.

The Company has U.S. bank line of credit under which it may borrow up to $2,000,000 with monthly interest payments due based upon the prime rate (7.5% at May 1, 2001), subject to certain restrictions as defined in the agreement. The line of credit is secured by a guaranty of Jericho L.L.C. and certain shareholders and officers of the Company. At March 31, 2001, $1,999,891 was outstanding.

Subsequent to quarter end, the Company received written notice from the bank requesting that the line of credit be paid in full and closed out by the end of business on May 11, 2001 as Company was currently in default with certain covenants. However, on May 21, 2001, the Company committed to repay the line of credit, with accrued interest, in its entirety by May 22, 2001.

During the first quarter of 2001, pursuant to a private placement transaction with Banca del Gottardo, the Company raised $6,825,000 after bank commission of 2.5% or $175,000, which were applied to repay $4 million convertible notes and related interest and to repurchase 1,000 shares of Series B Convertible Preferred Stock including accrued dividends. Net proceeds will be applied to working capital and general corporate purposes.

The Company anticipates that additional capital funding together with cash from operations will be required to sustain operations through December 2001. However, there can be no assurance that events affecting the Company’s operations will not result in the Company depleting its funds before that time. Management is currently discussing additional financing with a number of financial institutions and investors, but there are no assurances that the Company will be able to obtain additional financing or that such financing, if available, will be available on acceptable terms.

The Swiss Federal Code of Obligation provides that at least 5% of a Swiss company’s net income each year must be appropriated to a legal reserve until such time as this reserve is equal to 20% of the company’s paid-in share capital. In addition, 10% of any distribution made by a company in excess of a 5% dividend must also be appropriated to the legal reserve. The reserve of up to 5% of share capital is not available for distribution to stockholders.

The results of the Company’s operations are affected by changes in exchange rates between the United States and Swiss currencies. Changes in exchange rates between currencies may negatively impact the Company’s results of operations, specifically, net sales and gross profit margins from international operations. In addition, the dollar-value equivalent of anticipated cash flows could also be adversely affected. When the Company determines that this risk has become significant, the Company may attempt to manage that risk by using hedging techniques.

Quantitative and Qualitative Disclosures About Market Risk

On January 1, 1999, 11 member countries of the European Union (Switzerland excluded) established fixed conversion rates between their existing sovereign currencies, and adopted the Euro as their own common legal currency. The Euro is currently trading on currency exchanges and the legacy currencies will remain legal tender in the participating countries for a transition period between January 1, 1999 and December 31, 2001. Between January 1, 2002 and July 1, 2002, the participating countries will introduce Euro notes and coins and withdraw all legacy currencies so that they will no longer be available. Based on current information and management’s current assessment, the Company does not expect that the Euro conversion will have a material adverse effect on its business or financial condition.

In the normal course of business, operations of the Company are exposed to fluctuations in currency values. These fluctuations can vary the costs of financing, investing, and operating activities. The Company does not have any programs in place to control these risks.

The Company’s foreign currency risk exposure results from fluctuating currency exchange rates, primarily the fluctuation of the U.S. dollar against the Swiss Franc (“Sfr”). The Company faces transactional currency exposures that arise when its foreign subsidiaries (or the Company itself) enter into transactions denominated in currencies other than their local currency. The Company also faces currency exposure that arises from translating the results of its Swiss operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. The Company does not have any programs in place to control these risks.

The table below provides information about the Company’s financial instruments by functional currency and presents such information in U.S. dollar equivalents:

	Expected Maturity Date

	2001	2002	2003	2004	2004	Thereafter

(US$ Equivalent)

Except average interest rate

Liabilities

Long-Term Debt:

Fixed Rate ($US)	$—	—	—	—	—	—

Average interest rate	—	—	—	—	—	—

Fixed Rate (Sfr)	$975,330	—	1,721,171	—	—	—

Average interest rate	5.0%	—	4.0%	—	—	—

Variable Rate (Sfr)	$579,461	522,088	349,971	235,227	120,482	2,266,208

Average interest rate	6.0%	5.9%	5.7%	5.3%	4.2%	4.0%

BIGMAR, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 2 (c) Changes in Securities —Recent Sales of Unregistered Securities

On February 28, 2001, the Company issued 7,000 shares of Series B Convertible Preferred Stock, $0.001 par value per share and warrants at $2.00 for the purchase of 1,400,000 shares of the Company’s Common Stock, $0.001 par value per share, to Banca del Gottardo via a private placement offering. Proceeds from the sale of shares after bank commission of 2.5% or $175,000 totaled $6,825,000 and were applied to repay $4 million convertible notes and related interest and to repurchase 1,000 shares of Series B Convertible Preferred Stock including accrued dividends. Net proceeds will be applied to working capital and general corporate purposes.

The above described offering of Preferred Stock and warrants was made pursuant to an exemption from registration under Regulation S.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

      None.

(b) Reports on Form 8-K.

      No reports on Form 8-K were filed during the first quarter 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 21, 2001

BIGMAR, INC. Registrant

By: /s/ Philippe J.H. Rohrer Philippe J.H. Rohrer Chief Financial Officer and Treasurer