Form 10QSB
period 2001-06-30
BIGMAR INC
filed 2001-08-14
CIK 1012466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
 FORM 10-QSB

Mark One

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

Indicate by checkmark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES NO

As of August 13 2001, 10,168,973 shares of common stock of the issuer were outstanding.

BIGMAR, INC. AND SUBSIDIARIES

Index

Part I FINANCIAL INFORMATION:

Item 1 Financial Statements.

Consolidated Condensed Balance Sheets as of June 30, 2001 (Unaudited) and December 31, 2000.	3

Consolidated Condensed Statements of Operations for the quarters and six month periods ended June 30, 2001 and 2000 (Unaudited).	4

Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2001 and 2000 (Unaudited).	5

Consolidated Statements of Comprehensive Loss for the quarters and six month periods ended June 30, 2001 and 2000 (Unaudited).	6

Notes to the Consolidated Condensed Financial Statements (Unaudited).	7

Item 2 Management’s Discussion and Analysis of Financial Condition and

Results of Operations.	12

Part II OTHER INFORMATION:

Item 2(c) Changes in Securities —Recent Sales of Unregistered Securities.	19

Item 5 Other Information.	19

Item 6 Exhibits and Reports on Form 8-K.	19

Signatures.	20

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

BIGMAR, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets

	June 30	December 31
	2001	2000

	(Unaudited)
Assets

Current assets:

Cash and cash equivalents	$357,007	$72,971

Accounts receivable, net	1,772,260	1,872,657

Accounts receivable, related party	84,849	141,107

Inventories	2,173,634	2,638,999

Prepaid expenses and other current assets	149,339	119,792

Total current assets	4,537,089	4,845,526

Property, plant and equipment, net	11,647,827	13,387,698

Intangibles and other assets, net	214,962	283,617

Total	$16,399,878	$18,516,841

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable	2,208,648	3,023,463

Notes payable	278,707	2,481,301

Current portion of long-term debt	562,988	626,940

Due to related party	1,039,383	1,238,781

Accrued expenses and other current liabilities	1,445,702	1,060,965

Deferred revenue	3,455,964	0

Total current liabilities	8,991,392	8,431,450

Long-term debt	4,927,537	9,642,459

Total liabilities	13,918,929	18,073,909

Stockholders’ equity:

Preferred stock ($.001 par value; 5,000,000 shares authorized; 1,000,000 designated as Series A and 10,000 designated as B): Series B Preferred Stock, 7,000 and 1,000 shares issued and outstanding at June 30, 2001 and December 31, 2000, respectively	7	1

Common stock ($.001 par value; 30,000,000 shares authorized; 10,168,973 shares issued and outstanding at June 30, 2001 December 31, 2000 respectively)	10,169	10,169

Additional paid-in capital	34,672,618	29,023,791

Retained earnings (deficit)	(30,258,728)	(27,448,377)

Cumulative translation adjustment	(1,943,117)	(1,142,652)

Total stockholders’ equity	2,480,949	442,932

Total	$16,399,878	$18,516,841

See accompanying notes to consolidated condensed financial statements.

BIGMAR, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,

	2001	2000	2001	2000

Net sales	$2,217,480	$2,115,739	$4,508,708	$3,895,460

Cost of goods sold	2,066,326	1,888,117	3,969,506	3,168,282

Gross margin	151,154	227,622	539,202	727,178

Operating expenses:

Research and development	647,546	516,772	1,389,860	1,436,946

Selling, general and administrative	848,531	855,187	1,674,373	1,580,532

Total operating expenses	1,496,077	1,371,959	3,064,233	3,017,478

Operating loss	(1,344,923)	(1,144,337)	(2,525,031)	(2,290,300)

Other income (expense), net	(6,152)	116,981	(10,970)	113,206

Interest expense	(186,968)	(211,447)	(425,105)	(442,309)

Gain (loss) on foreign currency transactions	40,673	(56,452)	150,755	11,958

Loss before income taxes and extraordinary item	(1,497,370)	(1,295,255)	(2,810,351)	(2,607,445)

Income taxes (benefit)	—	—	—	—

Loss before extraordinary item	(1,497,370)	(1,295,255)	(2,810,351)	(2,607,445)

Extraordinary item-Gain on extinguishment of debt, net of income taxes of $0	—	—	—	361,837

Net loss	$(1,497,370)	$(1,295,255)	$(2,810,351)	$(2,245,608)

Preferred stock dividends	118,416	—	163,333	—

Net loss applicable to common stockholders	$(1,615,786)	$(1,295,255)	$(2,973,684)	$(2,245,608)

Basic and diluted loss per share from continuing operations	$(0.15)	$(0.14)	$(0.28)	$(0.28)

Basic and diluted extraordinary gain per share	$—	$—	$—	$0.04

Basic and diluted net loss per share	$(0.15)	$(0.14)	$(0.28)	$(0.24)

Basic and diluted net loss per share applicable to common stockholders	(0.16)	(0.14)	(0.29)	(0.24)

Weighted average shares outstanding	10,168,973	9,570,640	10,168,973	9,287,862

See accompanying notes to consolidated condensed financial statements.

BIGMAR, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited )

	Six Months Ended June 30

	2001	2000

Cash flow from operating activities:
Net Loss	(2,810,351)	(2,245,608)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	717,211	846,651
Issuance of warrants	—	—
Unrealized foreign exchange (gains)	(152,091)	(9,796)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(40,015)	166,337
Increase in accounts receivable related parties	(170)	(75,852)
(Increase) decrease in inventories	206,409	(138,939)
Increase in prepaid expenses and other current assets	(41,841)	(15,761)
Decrease in accounts payable	(539,066)	(12,090)
Decrease in due to related parties	(44,228)	—
Increase in deferred revenue	3,636,364	—
Increase in accrued expenses and other current liabilities	449,146	204,467

Net cash provided by (used in) operating activities	1,381,368	(1,280,591)

Cash flows from investing activities:
Purchase of property, plant and equipment	(251,028)	(127,734)

Net cash used in investing activities	(251,028)	(127,734)

Cash flows from financing activities:
Short-term borrowings	380,289	—
Long-term borrowings	—	2,597,296
Proceeds from borrowing from related party	—	1,030,303
Repayment of short term debt	(2,471,838)	(199,013)
Repayment of related party loan	(100,000)
Repayment of long-term borrowings	(4,438,704)	(3,901,004)
Preferred stock redemption	(1,012,833)
Proceeds from issuance of common stock and warrants	—	2,011,700
Proceeds from issuance of preferred stock and warrants, net of offering costs	6,825,000

Net cash provided (used) by financing activities	(818,086)	1,539,282

Effect of exchange rates on cash	(28,218)	10,708

Net increase (decrease) in cash and cash equivalents	284,036	141,665
Cash and cash equivalents, beginning of period	72,971	155,855

Cash and cash equivalents, end of period	$357,007	$297,520

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$394,773	$439,846
Income taxes	$—	$—

See accompanying notes to consolidated condensed financial statements.

BIGMAR, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three months ended June 30,		Six months ended June 30,

	2001	2000	2001	2000

Net loss	$(1,497,370)	$(1,295,255)	$(2,810,351)	$(2,245,608)

Other comprehensive income (loss), net of tax:

Foreign currency translation adjustments, net of, income taxes of $0 in both 2001 and 2000, respectively	(189,566)	101,815	(800,465)	(215,615)

Comprehensive loss	$(1,686,936)	$(1,193,440)	$(3,610,816)	$(2,461,223)

See accompanying notes to consolidated condensed financial statements.

BIGMAR, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(1) BASIS OF PRESENTATION

Bigmar, Inc. (the “Company”) is a Delaware corporation that owns 100% of the outstanding common stock of two Swiss corporations, Bioren, SA (“Bioren”) and Bigmar Pharmaceuticals, SA (“Pharmaceuticals”), and 100% of the outstanding common stock of a Delaware corporation, Bigmar Therapeutics, Inc. (“Therapeutics”).

In the opinion of management, the accompanying unaudited financial statements include all adjustments necessary to present fairly the Company and its subsidiaries’ financial position at June 30, 2001 and December 31, 2000, and the results of operations, cash flows and comprehensive income for all periods presented. The results of the interim periods are not necessarily indicative of the results to be obtained for the entire fiscal year.

For a summary of significant accounting policies (which are consistent with those in place at December 31, 2000) and additional financial information, see Bigmar, Inc.’s Annual Report on Form 10-KSB, for the year ended December 31, 2000. The 10-KSB should be read in conjunction with these financial statements.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The construction of the Company’s pharmaceutical manufacturing plant in Barbengo, Switzerland and the process of obtaining regulatory approvals have consumed a substantial amount of the Company’s resources. The manufacturing plant received regulatory approval in February 1999 from the United States Food and Drug Administration (“FDA”) and the Intercantonal Office for the Control of Medications (“IKS”) in Switzerland to manufacture and sell certain injectible pharmaceutical products in the United States and Switzerland. As a result, the Company anticipates that these operations will begin to generate cash to help fund its expansion and further planned research and development activities. During the six-month period ending June 30, 2001, the Company received approximately $6.8 million in proceeds from the private placements of preferred stock and warrants. The Company anticipates raising additional funds during 2001 through private stock offerings and through additional bank borrowings. However, there can be no assurance that the Company will be successful in these efforts.

(2)  INVENTORIES

The components of inventory at June 30, 2001 and December 31, 2000 are as follows:

	June 30, 2001	December 31, 2000

Raw Materials	$1,021,408	$1,169,320

Finished Goods	1,152,226	1,469,679

Total	$2,173,634	$2,638,999

(3) AGREEMENT WITH BAXTER AG

On May 17, 2001, the Company signed a supply and distribution and an asset purchase agreement with Baxter AG (“Baxter”). The purpose of the agreements is to allow Baxter to gradually take over and carry on the intravenous solutions business at Bioren (a wholly owned subsidiary of Bigmar, Inc.). Under the agreement, Bigmar retains ownership of the plant and will continue to produce and sell other products including various pain management and antibacterial products.

Asset Purchase Agreement

Baxter agrees to purchase many of the assets of Bioren and obtains exclusive distribution rights as defined in the agreement. The assets include all specifications and know-how related to the production, all documentation related to clinical trials for the products, all rights related to trademarks, all finished goods at the date of closing equal to $425,000, and all agreements with suppliers and customers. Assets do not include the plant and equipment. Consideration to be paid totals $6,840,000 to be paid as follows: $3,990,000 at closing, $1,710,000 on May 17, 2002 and $1,140,000 on May 17, 2003. The fees are nonrefundable once paid except in the event of breach, as defined, prior to year 4.

Supply and Distribution Agreement

The Company will continue to manage the manufacturing process at Bioren. Baxter commits to purchasing a minimum amount of product per year and retains exclusive distribution rights for the products produced. Prices of the products are defined in the agreement. Baxter is required to buy at least 10 million units during the four year period (amounts each year defined in the agreement) after the signing of the agreement. After four years, no minimums exist. In addition, Bioren is also reimbursed by Baxter for various services as defined in the agreement including: warehousing and distribution, marketing and sales, and customer service.

The service portion of the supply and distribution agreement expires in June 2005, however Baxter can extend it through May 2007. The distribution rights to distribute Bioren’s products expire June 2006 but can also be extended through May 2007. The exclusive distribution rights to distribute the products under the agreement expire in June 2006, but can be extended through May 2011.

The Company has elected to defer the $3,990,000 received at closing, except for the amount related to the sale of inventory at $425,000. This amount is included in deferred revenue at June 30, 2001. Management is currently assessing the impact of refund/termination provisions in the contract and the Company’s ability to respond to these provisions. Until such time, the asset purchase amounts will remain in deferred revenue. However, once this determination is made, the Company plans on recognizing the revenue over the period of the agreements.

(4) LONG-TERM DEBT

As of June 30, 2001, the Company had various notes, bonds, mortgages and other borrowings totaling approximately $6.8 million, including $1.9 million that is short term in nature. These monies were used to partially fund the acquisition of Bioren, to acquire, construct, and equip the manufacturing facility and to fund ongoing research and development and product registration activities. In February 2001, the Company repaid $4.0 million convertible notes and related interest pursuant to a private placement of preferred stock and warrants. During May 2001, the Company extinguished $2.0 million of its short-term debt and related interest of $11,922.

(5) COMMON STOCK ISSUED

On December 21, 2000, the Company executed an agreement with Banca del Gottardo to issue 1,000 shares of Series B Convertible Preferred Stock, $0.001 par value per share, for $1,000,000. On February 27, 2001, the Company redeemed these shares of preferred stock for $1,012,833 and reissued 7,000 shares of Series B preferred stock and a warrant for the purchase of 1,400,000 shares of the Company’s common stock for $2.00 per share for a total of $7 million.

In connection with the February issuance, the Company was required to use the proceeds as follows:

•	$4,160,000 was paid to Banca del Gottardo to pay off the $4 million 8% convertible debt and related interest;

•	$1,012,833 was used to redeem the original preferred stock plus cumulative dividends;

•	$175,000 was paid as fees to the Bank for offering costs;

The remaining amount was deposited for working capital purposes with the Company.

The following is a discussion of each of the major terms of the Series B Preferred Stock:

-	Cumulative Dividends – The preferred stock has dividends of $70 per share per annum. Such dividends shall be cumulative and shall be due and payable annually in arrears. Cumulative dividends were approximately $163,000 at June 30, 2001.

-	Liquidation Preference – The preferred has a liquidation preference of $1,000 per share, plus all accrued plus unpaid dividends.

-	Redemption – The Corporation may on or after January 1, 2003 redeem, from any source of funds legally available, the Series B Preferred Stock. The redemption price shall be the conversion price (see below).

-	Voting Rights – The preferred shareholders have no voting rights.

-	Conversion – The preferred is convertible at any time to common stock prior to December 31, 2005. At that point, it automatically converts into common stock. The conversion price shall initially be $2.50 per share through December 31, 2001. Between January 1, 2002 through December 31, 2005, the Series B Conversion price shall be 90 percent of the 20 tracking day average closing price of the Common Stock prior to the date the certificate is surrendered for conversion. At no time will the Series B conversion price be less than $2.00 per share of common stock.

-	Warrant – The agreement has a detachable warrant to purchase common stock of the Company. The warrant is exercisable at any time prior to February 2006 and the exercise price is $2.00 per share. In addition, the Company may call all or part of the unexercised warrants at a price of $2.50 per share at any time. Upon receipt of the call notice, Banca del Gottardo may either exercise the unexercised warrants or surrender the warrants to the Company for the $2.50 per share payment. The Company determined the warrant to be valued at $1,778,000 as of the date of issuance.

(6) SEGMENT DATA

The Company manages its business segments primarily on a geographic basis with each location representing a distinct segment. The Company’s reportable segments are comprised of the following: Bioren, located in Couvet, Switzerland; Pharmaceuticals, located in Barbengo, Switzerland; and the Company’s Corporate Headquarters, located in Johnstown, Ohio, U.S.A.

The Company evaluates the performance of its segments based on segment profit/(loss). Segment profit/(loss) for each segment includes sales and marketing expenses, certain research and development expenses, and overhead charges directly attributable to the segment. Segment profit/(loss) excludes certain expenses which are managed outside the reportable segments. Costs excluded from segment profit primarily consist of corporate expenses, other research and development charges for the testing of products targeted for U.S. markets, as well as other general and administrative expenses which are separately managed.

The Company does not include intercompany transfers between segments for management reporting purposes. Summary information by segment for the six months and three months ended June 30, 2001 and 2000 is as follows:

SIX MONTHS ENDED JUNE 30, 2001

	BIOREN	PHARMACEUTICALS	CORPORATE	TOTAL

Sales – International	$3,404,509	1,104,199	—	4,508,708

Gross Margin	615,212	(76,010)	—	539,202

Operating expenses and other expense	(906,989)	(1,638,763)	(803,801)	(3,349,553)

Segment Loss	(291,777)	(1,714,773)	(803,801)	(2,810,351)

SIX MONTHS ENDED JUNE 30, 2000

	BIOREN	PHARMACEUTICALS	CORPORATE	TOTAL

Sales – International	$2,939,474	955,986	—	3,895,460

Gross Margin	708,270	18,908	—	727,178

Operating expenses and other expense	(752,194)	(1,090,088)	(1,130,504)	(2,972,786)

Segment Loss	(43,924)	(1,071,180)	(1,130,504)	(2,245,608)

Pharmaceuticals’ loss includes a $361,837 extraordinary gain from extinguishment of debt.

THREE MONTHS ENDED JUNE 30, 2001

	BIOREN	PHARMACEUTICALS	CORPORATE	TOTAL

Sales – International	$1,824,250	393,230	—	2,217,480

Gross Margin	234,247	(83,092)	—	151,154

Operating expenses and other expense	(391,405)	(789,313)	(467,806)	(1,648,524)

Segment Loss	(157,158)	(872,405)	(467,806)	(1,497,370)

THREE MONTHS ENDED JUNE 30, 2000

	BIOREN	PHARMACEUTICALS	CORPORATE	TOTAL

Sales – International	$1,476,562	639,177	—	2,115,739

Gross Margin	325,871	(98,248)	—	227,623

Operating expenses and other expense	(293,861)	(565,640)	(663,377)	(1,522,878)

Segment Income (Loss)	32,010	(663,888)	(663,377)	(1,295,255)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion of significant factors that affected the Company’s interim financial condition and results of operations. This should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000.

Research and Development

In July 2001, the Company received approval from the Intercantonal Office for the Control of Medications (“IKS”) to market a specialty injectable preparation of Bupivacaine in Switzerland in three dosage strengths and two different presentations. Five different products of Bupivacaine will be marketed in the “ready to use” polypropylene infusion bag and five in glass vials. Bupivacaine HCl is a long-acting local anesthetic used for caudal, epidural or peripheral nerve block. Although injectable Bupivacaine was approved by the FDA in 1972, Bioren’s easy-to-use pre-mix solution delivered in the IV infusion bag is the first such formulation of the drug.

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

In April 2001, the Company announced that production for clinical trials commenced under its supply agreement with Novuspharma. Novuspharma is an Italian biotechnology company specializing in novel cancer therapies. The Company currently manufactures BBR 2778 for non-Hodgkin’s lymphoma and BBR 3464 for non small-cell lung cancer (U.S. and Europe) and ovarian and gastric cancers (Europe) under its supply agreement with Novuspharma. Novuspharma anticipates the commencement of U.S. Phase II trials in pancreatic cancer patients in the near future.

In April 2001, the Company received approval from the Intercantonal Office for the Control of Medications (“IKS”) to market Nitroglycerin in Switzerland. To the best of the management’s knowledge, Bioren is the first company worldwide to market Nitroglycerin in a ready-to-use infusion bag. Nitroglycerin is a vasodilator proven to be a mainstay therapy in the management of angina pectoris. Nitroglycerin is also used to control preoperative hypertension, to produce controlled hypotension during surgical procedures, to treat hypertensive emergencies and to treat congestive heart failure associated with coronary thrombosis.

Marketing and Sales

In the second quarter of 2001, the Company completed a distribution agreement with Baxter A.G. (“Baxter”), based in Volketswil, Switzerland. The distribution agreement gives to Baxter exclusive rights to market Bioren’s standard intravenous solutions products throughout Switzerland and Liechtenstein for a minimum period of 4 years. Terms of the agreement call for Bioren to continue to manufacture the Pre-Mix Solutions for Baxter and Baxter is contractually obligated to purchase from Bioren a minimum of 10 million units of product over the next four years. In addition, Bioren will provide Baxter regulatory support for the products throughout the four-year period of the agreement. The agreement also provides Baxter first refusal rights for other geographic distribution areas as well as other products currently sold or under development stage by Bioren.

The Company plans to continue to develop commercial partnerships in other countries for current registered products and sign significant distribution agreements with major pharmaceutical companies for new products.

Production

The Company intends to devote additional capital resources to increase the production capacity in the next 12 months, especially in the field of lyophilized products. The Company believes its manufacturing concept is attractive to a number of pharmaceutical companies and hopes to fund some of its manufacturing growth needs through joint ventures with other pharmaceutical companies, although no contractual agreements are in place as of June 30, 2001.

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

Results of Operations

Sales

The Company reported net sales of $2,217,000 for the second quarter of 2001, representing an increase 4.8% over sales of $2,116,000 for the same quarter of 2000. On a local currency basis, sales increased by 8.3% due to higher sales volume in the European markets. A stronger US Dollar against the Swiss Franc adversely affected revenues during the second quarter of 2001. The average exchange ratio of Swiss Franc to US Dollar during the second quarter 2001 was      .572 as compared to .598 in 2000. This resulted in a lower revenue calculation in US Dollars. Without taking into account the exchange rate increase, sales levels would have increased by 11.1% or $235,000 for the second quarter of 2001 compared to the second quarter of 2000.

For the six-month period ended June 30, 2001 net sales increased by $613,000 or 15.7% over the same period in 2000. The rise in sales resulted from new customers and new products. Without taking into account the exchange rate increase, sales levels would have increased by 19.6% or $763,000.

The Company expects product sales to increase in 2001 compared to 2000 resulting from the continued growth of the Company’s existing product lines as well as from introductions of new products, which are currently awaiting approval. The Company expects several of their new products to be approved for sale by regulatory agencies in Europe, the United States and South America during 2001. In addition, the Company anticipates higher volumes in sales at Bioren due to its agreement with Baxter.

Gross Margin

Gross margin decreased from approximately $228,000 for the second quarter of 2000 to $151,000 for the second quarter of 2001, a 33.7% decline. For the six-month period ended June 30, 2001, gross margin amounted to $539,000, compared with $727,000 in the prior year. The gross margin was at approximately 12.0% for the first half of 2001, compared to approximately 18.7% for the prior year. The decrease in the gross margin percent was somewhat due to a different product mix resulting in lower unit margins of certain products. However, most of the decrease can be attributed to the Company’s agreement with Baxter as the selling prices to Baxter are lower than those that the Company typically would receive selling to end customers.

Operating Expenses

Operating expenses increased from approximately $1,372,000 for the second quarter of 2000 to $1,496,000 for the second quarter of 2001, a 9% increase. For the six month period ended June 30, 2000 and June 30, 2001 respectively, operating expenses increased from approximately $3,017,000 to $3,064,000, an increase of 1.5%. Research and development expenses decreased by $47,000 in the same six-month period due to activities surrounding the Company’s efforts in the prior year to develop new drug product formulations. Selling, general and administrative expenses increased by $94,000 in the same six-month period, primarily due to higher administrative expenses.

Other Income and Expenses

Other expense was $6,000 in the second quarter of 2001 compared with an income of $117,000 in the same period of 2000. For the six-month period ended June 30, 2001, other expense was $11,000 compared with an income of $113,000 in the prior year.

Interest expense

Interest expense decreased $17,000 from the six-month period ended June 30, 2000 to the same period of 2001, due to a decrease of total debt in the first half of 2001, as compared to the first half of 2000.

Gain, Loss on Foreign Currency Transactions

Foreign exchange gains amounted to $151,000 for the six-month period ended June 30, 2001, compared to a gain of $12,000 in the prior year during the same time period. Fluctuations are due primarily to changes in the exchange rates between the Swiss Franc and the U.S. Dollar.

The Company recorded an extraordinary gain during the first quarter 2000 due to the forgiveness of $362,000 in long-term debt from a Swiss bank.

Net Loss

As a result of all of the foregoing, the Company’s net loss for the six-month period ended June 30, 2001 amounted to $2,810,000 or ($0.28) per share on a basic and diluted basis versus $2,246,000 during the same period of 2000 or ($0.28) per share on a basic and diluted basis. Net loss for the quarter ended June 30, 2001 was $1,497,000 in comparison to a net loss of $1,295,000 in the comparable quarter ended June 30, 2000.

Liquidity and Capital Resources

As of June 30, 2001 and December 31, 2000, the Company had cash and cash equivalents of $357,000 and $73,000, respectively. The Company’s working capital was a $4.5 million deficit and $3.6 million deficit at June 30, 2001 and December 31, 2000, respectively.

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

Property, plant and equipment totaled $11.6 million and $13.4 million at June 30, 2001 and at December 31, 2000, respectively. Additions were approximately $251,000 whereas depreciation expense was $717,000.

As of June 30, 2001, the Company had various notes, bonds, mortgages and other borrowings totaling approximately $6.8 million including $1.9 million that is short term in nature. These monies were used to partially fund the acquisition of Bioren, to acquire, construct, and equip the manufacturing facility and to fund ongoing research and development and product registration activities.

During the first quarter of 2001, pursuant to a private placement transaction with Banca del Gottardo, the Company raised $6,825,000 after bank commission of 2.5% or $175,000, which was applied: to repay $4 million convertible notes and related interest and to repurchase 1,000 shares of Series B Convertible Preferred Stock including accrued dividends. Net proceeds were applied to working capital and general corporate purposes.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the FASB issued Statement N°. 141, Business Combinations, and Statement N°. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS N°. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. The Company has not determined what impact these new pronouncements will have on its accounting for its intangible assets.

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

The table below provides information about the Company’s financial instruments by functional currency and presents such information in U.S. dollar equivalents:

	Expected Maturity Date

	2001	2002	2003	2004	2005	Thereafter

(US$ Equivalent)

except average interest rate

Liabilities

Long-Term Debt:

Fixed Rate ($US)	$—	—	—	—	—	—

Average interest rate	—	—	—	—	—	—

Fixed Rate (Sfr)	$947,603	—	1,672,242	—	—	—

Average interest rate	5.0%	—	4.0%	—	—	—

Variable Rate (Sfr)	$423,634	507,246	340,022	228,540	117,057	2,201,784

Average interest rate	6.0%	5.9%	5.7%	5.3%	4.2%	4.0%

BIGMAR, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 2(c). Changes in Securities – Recent Sales of Unregistered Securities

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

The above-described offering of Preferred Stock and warrants was made pursuant to an exemption from registration under Regulation S.

Item 5. Other Information

In August 2001, the Company decided to initiate a stock repurchase program. Management believes that the Company’s common stock is significantly undervalued and presents an attractive investment opportunity for the Company. Up to $500,000 of the Company’s funds may be used to repurchase its common stock in the open market. The time and price of the repurchases as well as the amount of shares involved have not yet been determined.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     None.

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 13, 2001

BIGMAR, INC

Registrant

By: /s/ Philippe J.H. Rohrer

Philippe J.H. Rohrer

Chief Financial Officer and Treasurer